Form 10-K
period 2025-12-31
Digi Power X Inc.
filed 2026-03-31
CIK 1854368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 001-40527

DIGI POWER X INC.

(Exact name of registrant as specified in its charter)

Delaware	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Yonge Street, Suite 1601 Toronto, Ontario	M5C 1T4
(Address of Principal Executive Offices, including)	Zip Code

Registrant’s Telephone Number, Including Area Code: (818) 280-9758

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Subordinate Voting Shares	DGXX	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s subordinate voting shares held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s subordinate voting shares on June 30, 2025 on the Nasdaq Capital Market) was approximately $92,039,538.

As of March 30, 2026, the registrant had 69,807,449 subordinate voting shares issued and outstanding and 3,333 proportionate voting shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

DIGI POWER X INC.

i

FORWARD-LOOKING INFORMATION AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains or refers to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) U.S. and forward-looking information within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements can often be identified by forward-looking words, such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “may,” “potential” and “will,” or similar words suggesting future outcomes or other expectations, beliefs, plans, objectives, assumptions, intentions or statements about future events or performance. All statements, other than statements of historical fact, that address activities, events or developments that the Corporation believes, expects or anticipates will or may occur in the future are forward-looking statements. Forward-looking statements do not constitute historical fact but reflect management’s expectations and assumptions. Forward-looking statements in this Annual Report include, but are not limited to, statements with respect to:

●	The expectations concerning performance of the Corporation’s business and operations;

●	The intention to grow the Corporation’s business and operations;

●	Growth strategy and opportunities; and

●	The treatment of the Corporation under government regulatory and taxation regimes.

By their nature, forward-looking statements involve numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other forward-looking statements will not occur, including the following:

●	The Corporation’s diversification into operating data centers may not prove to be successful;

●	The Corporation’s plan to develop a Tier III data center and other infrastructure projects involves significant risks, many of which are beyond the Corporation’s control;

●	The Corporation depends on significant customers for its data centers;

●	The bitcoin block reward halves approximately every four years, which reduces the number of bitcoin the Corporation would receive from solving blocks;

●	If the award of coins for solving blocks and transaction fees are not sufficiently high, miners (other than of the Corporation) may not have an adequate incentive to continue mining and may cease their mining operations, which could adversely impact the Corporation’s mining operations;

●	The Corporation relies on a third-party mining pool operator;

●	Insolvency, bankruptcy or cessation of operations of a mining pool operator can have a material adverse effect on the Corporation;

●	The Corporation may be unable to obtain additional financing on acceptable terms or at all;

●	The Corporation may be required to sell its cryptocurrency portfolio to pay for expenses;

●	The Corporation’s cryptocurrency inventory may be exposed to cybersecurity threats and hacks;

●	The Corporation may face delays in remediating the material weaknesses identified in its internal control over financial reporting;

●	Regulatory changes or actions may alter the nature of an investment in the Corporation or restrict the use of cryptocurrencies in a manner that adversely affects the Corporation’s operations;

●	Recent changes in U.S. political leadership and economic policies, as well as any future policy changes, may create uncertainty that materially affects the Corporation’s business and financial performance;

●	The value of cryptocurrencies may be subject to momentum pricing risk;

●	Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure;

●	Banks may not provide banking services, or may cut off banking services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment;

●	The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain;

●	The further development and acceptance of the cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate;

●	Acceptance and/or widespread use of cryptocurrency is uncertain;

●	The Corporation is subject to risks associated with the Corporation’s need for significant electrical power. The Corporation’s data center and mining operations require electrical power to be available at commercially feasible rates. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations;

●	The Corporation is exposed to hashrate and network difficulty, which could reduce the ability of the Corporation to remain competitive with its peers;

●	The Corporation’s operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies;

●	The Corporation’s coins may be subject to loss, theft or restriction on access;

●	Incorrect or fraudulent coin transactions may be irreversible;

●	The price of coins may be affected by the sale of coins by other vehicles investing in coins or tracking cryptocurrency markets;

●	Technological obsolescence and difficulty obtaining hardware may adversely impact the Corporation’s operating results and financial condition;

●	Exposure to environmental liabilities and hazards may result in the imposition of fines, penalties and restrictions;

●	The Corporation’s success is largely dependent on the performance of the Corporation’s management and executive officers;

●	The Corporation may be unable to attract, develop and retain its key personal and establish adequate succession planning;

●	The Corporation faces competition from other data center and cryptocurrency companies;

●	Uninsured or uninsurable risks could result in significant financial liabilities;

●	The Corporation does not currently pay cash dividends, and, therefore, the Corporation’s shareholders will not be able to receive a return on their subordinate voting shares (“SV Shares”) unless they sell them;

●	The SV Shares are subject to volatility risk and there is no guarantee that an active or liquid market will be sustained for the SV Shares;

●	There are significant legal, accounting, and financial costs of being a publicly traded company which may reduce the resources available for the Corporation to deploy on its cryptocurrency mining operations;

●	Certain directors and officers may have a conflict of interest between their duties owed to the Corporation and their interest in other personal or business ventures;

●	The Corporation may be subject to litigation;

●	The Corporation could lose its foreign private issuer status in the future, which could result in significant additional costs and expenses to the Corporation;

●	The Corporation has a limited history of operations and is in the early stage of development;

●	Ineffective management of growth could result in a failure to sustain the Corporation’s progress;

●	The Corporation may be subject to tax consequences which could reduce the Corporation’s profitability;

●	The Corporation may be exposed to risks from exchanging currencies, including currency exchange fees; and

●	The other factors discussed under the heading “Risk Factors” in this Annual Report.

Forward-looking statements are subject to changes based on various factors, some of which are beyond our control. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking statements should not be regarded as a representation by the Corporation or any other person that future events, plans or expectations contemplated by the Corporation will be achieved.

For a further list and description of various risks, factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this Annual Report, and any subsequent reports on Form 10-Q and Form 8-K, and other filings we make with the U.S. Securities and Exchange Commission (“SEC”).

You should read this Annual Report completely and with the understanding that our actual future results or events may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate, but that is not produced for purposes of securities filings or economic analysis. We have not independently verified any market, industry or similar data presented in this Annual Report and cannot assure you of its accuracy or completeness. Forecasts and other forward-looking statements obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

All forward-looking statements included in this Annual Report are made only as of the date of this Annual Report, and we do not undertake any obligation to publicly update any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. As a result, investors should not place undue reliance on these forward-looking statements.

PART I

Item 1. Business.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Corporation,” “Digi Power X Inc.” and “Digi Power” mean Digi Power X Inc. and its consolidated subsidiaries, unless otherwise indicated.

Overview

The Corporation is an innovative energy infrastructure company that develops cutting-edge data centers to drive the expansion of sustainable energy assets. With multiple sites, including our state-of-the-art combined cycle and high-capacity substations, we tap into and enhance the energy grid, supporting both industrial clients and broader energy markets. Our mission is to create efficient, reliable and cost-effective energy solutions by maximizing the potential of our power facilities and building advanced infrastructure to meet the demands of high-performance computing, bitcoin mining and other energy-intensive industries. Digi Power X is focused on developing, owning and operating data center facilities and delivering enterprise colocation and AI/GPU infrastructure services. The Corporation also owns a 60 MW gas fired power plant in North Tonawanda that currently operates as a peaker plant providing the grid with electrical power in times of peak demand. As of the date of this Annual Report, the Corporation has 17 employees.

The Corporation receives digital currencies from “mining.” “Mining” is a process whereby “miners,” which are specialized computers with high amounts of computational processing power, compete to solve “blocks,” which are digital files where digital currency transactions are recorded on the blockchain. A miner that verifies and solves a new block is awarded a newly generated quantity of coins, in an amount which is usually proportional to the miner’s contributed hashrate or work (plus a small transaction fee), as an incentive to invest their computer power, as mining is critical to the continuing functioning and security of the networks on which digital currencies operate.

A “mining pool” is a service operated by a mining pool operator that pools the resources of individual miners to share their processing power over a network. Mining pools emerged in response to the growing difficulty and network hashrate competing for bitcoin rewards on the bitcoin blockchain as a way of lowering costs and reducing the risk of an individual miner’s mining activities. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Mining pools are subject to various risks such as disruption and down time. In the event that a pool utilized by the Corporation experiences down time or is not yielding returns, results may be impacted.

The Corporation participates in a mining pool that pays bitcoin rewards utilizing a “Full-Pay-Per-Share” payout of bitcoin based on a contractual formula, which calculates payout primarily based on the hashrate provided by the Corporation to the mining pool as a percentage of total network hashrate of the mining pool, along with other inputs. The Corporation is entitled to consideration even if a block is not successfully placed by the mining pool operator. The Corporation transitioned its mining operations completely to mining pool participation in 2022, which it utilized throughout the years ended December 31, 2024 and 2025.

Miners require significant amounts of electrical power, and these energy requirements represent the Corporation’s largest operating expense. The Corporation’s operating and maintenance expenses are therefore principally composed of electricity to power its computing equipment as well as cooling and lighting, etc. Other site expenses include leasing costs for the facilities, internet access, equipment maintenance and software optimization, and facility security, maintenance and management. Ultimately, the central production line of the Corporation is converting electrical power into digital currencies through ‘mining’. Natural gas represents the largest operating cost associated with the generation of electricity at the Corporation’s power plant.

The Corporation’s operation in the digital currency mining industry requires extensive knowledge of cryptocurrency mining, cryptocurrency economics and blockchain technology. Further, the Corporation’s focus on vertical integration with energy production and its focus on environmentally conscious development requires specialized knowledge of the energy procurement industry, with a particular focus on green energy. For the year ended December 31, 2025, the Corporation primarily recognized revenues with organizations in the digital currency space. The Corporation’s number of active miners per self-mining and colocation agreements for the year ended December 31, 2025 was approximately nil and 9,700, respectively.

All key components of the Corporation’s facilities are monitored including the intake air temperature, hash board temperature, voltage, hashrate, air temperature, exhaust air temperature and humidity. All parameters are monitored and changed remotely, as required. Parallel monitoring is performed by local on-site staff who are responsible for implementing any necessary repairs to mining infrastructure. In the event that the Corporation’s remote monitoring or any parallel monitoring identifies any malfunction or technical issue, personnel are dispatched to physically inspect and, if necessary, repair defective components. The Corporation intends to maintain an inventory of all necessary components for repair, which are kept at the same facility as such operations.

During April 2021, the Corporation was approved for an account with Gemini. Gemini is a digital currency exchange and custodian that allows customers to buy, sell and store digital assets. Gemini was the first crypto exchange and custodian in the world to complete a SOC 2 Type 1 and a SOC 2 Type 2 examination. While a SOC 2 Type 1 evaluates the design and implementation of system controls at a point in time, a SOC 2 Type 2 evaluates whether these system controls have been operating effectively over a period of time. A SOC 2 Type 2 examination is the highest level of security compliance an organization can demonstrate, and Gemini completes this examination on an annual basis. As of March 31, 2026, the Corporation had holdings of approximately 51 bitcoins and 1,010 Ethereum in its Gemini account. Digital currencies are measured at fair value using the quoted price on the Gemini exchange. Gemini serves as our principal market. The Corporation believes any price difference between the principal market and an aggregated price to be immaterial.

The Corporation performs credit due diligence in the normal course of business when beginning a relationship with counterparties, as well as during ongoing business activities. Gemini maintains insurance coverage for the cryptocurrency held on behalf of the Corporation in its online hot wallet. The Corporation has not been able to independently insure its mined digital currency. Given the novelty of digital currency mining and associated businesses, insurance of this nature is generally not available, or uneconomical for the Corporation to obtain which leads to the risk of inadequate insurance coverage.

On occasion, to mitigate third-party risk, the Corporation will hold a portion of its digital currencies in cold storage solutions that are not connected to the internet. The Corporation’s digital assets that are held in cold storage are stored in safety deposit boxes at a bank branch. The wallets in which the Corporation stores its cryptocurrency assets are not multi-signature wallets; however, the Corporation secures the 24-word seed phrase, which facilitates recovery of the wallets should the wallets become lost, stolen or damaged, by partitioning the seed phrase in multiple parts, and securing each part in a separate location. Each part of the seed phrase is stored in either a safe or safety deposit box. The Corporation replicates this security protocol by taking the same 24-word seed phrase, partitioning this into several parts and storing each part in a secure location in a separate safe or safety deposit box than was used for the first copy of the seed-phrase. This duplication ensures that the digital currencies held via cold storage solutions will be recoverable by the Corporation, should the Corporation’s cold wallets become lost, stolen or damaged. During the year-ended December 31, 2025, and as of the date of this Annual Report, all of the Corporation’s cryptocurrency assets are currently held in its Gemini wallets.

The vast majority of mining is now undertaken by mining pools, whereby miners organize themselves and pool their processing power over a network and mine transactions together. Rewards are then distributed proportionately to each miner based on the work/hashpower contributed. Mining pools became popular when mining difficulty and block time increased. While the rewards for successfully solving a block become considerably lower in the case of pooling, rewards are earned on a far more consistent basis, reducing the risk to miners with smaller computational power. As of the date of this Annual Report, the Corporation participates in one mining pool in order to smooth the receipt of rewards. Mining pools generally exist for each well-known cryptocurrency.

High Performance Computing (HPC) and Miner Manufacturers and Suppliers

The Corporation currently relies upon a limited number of suppliers from which it purchases its HPC related equipment and miners. HPC equipment is very sophisticated and may be subject to substantial price variations depending on market conditions. The prices of mining machines are negotiated on an individual basis, although the price at which a manufacturer is willing to sell miners often fluctuates with the price of the cryptocurrency that is able to be mined by the miners and, as such, may be subject to meaningful changes in price during periods of pricing volatility for cryptocurrencies.

Sources of Energy

The Corporation’s operations use a blend of renewable energy, zero-carbon electricity, and non-renewable sources. Currently, 89% of the electricity consumed by the Corporation’s grid-based power across its two New York State sites is sourced from zero-carbon generation. Additionally, more than 50% of the total energy consumed at these sites is derived from renewable sources.

The Corporation’s current carbon-neutrality efforts and initiatives include:

●	100% Carbon Neutral by 2026: The Corporation is targeting carbon neutrality across all operations by the end of 2026 through a combination of zero-carbon electricity procurement, operational efficiency improvements, and the use of high-quality, verified carbon offsets where necessary. While the original goal was 2025, the timeline has been adjusted to align with updated projections on New York State’s renewable energy deployment, which is slightly behind pace. The Corporation remains on track to meet its long-term target of using 100% renewable energy by 2030

●	Community Solar Leadership: The Corporation is the anchor subscriber to a 5 MW community solar project located in Grand Island, NY, just 15 miles from its East Delevan facility. This project will generate enough clean electricity to power more than 2,500 homes annually. Our participation directly supports the development of new renewable assets, adds clean energy to the grid, and helps reduce overall electricity costs and price volatility.

●	Digigreen Initiative: An internal program focused on implementing sustainable, environmentally responsible, and economically sound practices. This initiative helps position the Corporation as an industry leader in reducing and eliminating its carbon footprint without sacrificing profitability.

●	Crypto Climate Accord: As a signatory to this private sector-led initiative, the Corporation is working collaboratively with other crypto stakeholders to rapidly decarbonize the cryptocurrency industry.

●	Proof of Green: The Corporation is developing internal measurement and reporting frameworks to track energy sourcing, emissions intensity, and carbon reduction progress across operations. These tools will enable regular environmental accountability reporting and provide strategic guidance to directors and shareholders on carbon reduction opportunities.

●	Grid Support & Load Flexibility: The Corporation’s operations are capable of dynamically adjusting load in response to grid conditions, supporting system reliability during peak demand periods. This flexibility enables participation in demand response and other grid-balancing programs, further contributing to overall reductions in grid carbon intensity.

Revenues

For a description of our revenues for each of the two years in the period ended December 31, 2025, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonality

Mining machines are energy intensive and produce a high amount of heat. Typically, machines operate more efficiently in the colder seasons when operators do not need to utilize as many cooling methods. Additionally, dry seasons may lead to a shortage in power supply, and periods of high heat can result in energy grid stress, which can negatively impact the Corporation’s business operations if it experiences power supply interruption or reduces its energy consumption. The Corporation has previously, and may again in the future, voluntarily curtailed its energy consumption burden to assist the energy needs of the local communities in which it does business. Results of the Corporation’s business operations are largely influenced by the market value of bitcoins, and bitcoin volatility is tied to, among other things, its halving schedule and the other risks described in Item 1A. “Risk Factors” above.

Competition

The digital currency mining industry is highly competitive. In addition, there exist many online companies that offer digital currency cloud mining services, as well as companies, individuals and groups that run their own mining farms. Miners can range from individual enthusiasts to professional mining operations with dedicated data centers, including those of the kind operated by the Corporation’s principal publicly listed competitors. There are several companies competing in the Corporation’s industry, including Riot Platforms, Inc., MARA Holdings, Inc., Bitfarms Ltd., Argo Blockchain Plc, Hut 8 Corp., HIVE Digital Technologies Ltd. and Cipher Digital Inc.

As we expand into the development and operation of large-scale data centers supporting HPC and AI workloads, we also face competition from established data-center operators and infrastructure providers with significant capital resources and long-term power supply commitments. These competitors include Equinix, Inc., Digital Realty Trust, Inc., and CoreWeave, Inc., among others, as well as certain of our bitcoin mining competitors. We compete in this market for access to suitable land and power, engineering talent, and customers seeking scalable, energy-efficient data-center capacity.

Regulation

Bitcoin Mining Regulation

We operate within a complex and rapidly evolving regulatory environment and are subject to a wide range of laws and regulations enacted by U.S. federal, state, and local governments, governmental agencies, and regulatory authorities, including the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Federal Trade Commission (the “FTC”), and the Financial Crimes Enforcement network of the U.S. Department of Treasury, as well as similar entities in other countries. Other regulatory bodies have demonstrated an interest in regulating or investigating companies engaged in blockchain or cryptocurrency businesses.

On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) was passed and signed into law in the United States, which directs for a federal regulatory framework for the issuance of “payment stablecoins” that are designed to be used as a means of payment and settlement. The GENIUS Act provides a framework for the issuance and oversight of “payment stablecoins” and specifies the circumstances under which such digital assets would not be treated or regulated as securities. More recently, the Digital Asset Market Clarity Act of 2025 passed the U.S. House of Representatives and is currently under consideration in the U.S. Senate. If passed in its current form, the CLARITY Act would grant the CFTC jurisdiction and regulatory authority with respect to “digital commodities,” including by establishing new registration requirements for digital commodity exchanges, brokers, and dealers. If passed, the CLARITY Act could impose additional regulatory requirements on companies holding digital assets as well as their asset managers.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our business, or when they may be effective. While we anticipate that bitcoin mining will be an area of focus for regulators in 2026 and beyond, we cannot predict with certainty the impact regulations may have on our business or operations. As the regulatory and legal environment evolves, we may become subject to new laws and regulations by the SEC and other agencies, which may affect our mining operations and other activities. While the regulations applicable to our bitcoin mining operations in New York and Alabama are generally favorable, we may also become subject to additional regulatory requirements on a state and local level in the geographies in which we operate and as we strategically expand our operations into new areas.

AI and HPC Hosting Regulation

As we expand into the development and operation of large-scale data centers supporting HPC and AI workloads, our facilities are subject to various laws, ordinances and regulations. The development of advanced AI systems has raised concerns about possible misuse, bias, and the displacement of human workers. Governments and regulatory bodies are considering measures to ensure responsible development and deployment of AI systems, including guidelines for transparency, accountability, and fairness.

We are monitoring evolving federal, state, and municipal policies that impact data center operations, including energy efficiency mandates, property regulations, and reporting and disclosure requirements. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” beginning on page 9 of this Annual Report.

Organizational Structure

The table below describes, as of March 31, 2026, the date and jurisdiction of formation and functions of the Corporation’s significant subsidiaries. Other than US Data Centers, Inc., the Corporation’s significant subsidiaries are wholly-owned by the Corporation.

Name	Date of Formation	Jurisdiction of Formation	Assets Held/Function	Function
Digihost International, Inc.	October 9, 2018	Delaware, U.S.	Computer and electrical equipment	U.S. based operational hub
US Data Centers, Inc.	February 7, 2025	Delaware, U.S.	Patent application for a design of data center equipment	Equipment manufacturing and distribution for HPC/AI application
World Generation X, LLC	June 1, 1989	Delaware, U.S.	Power Plant and ancillary machinery needed for operation of plant	Requisite power used to support operations

Other than the entities listed in the table above, the Corporation does not have any significant subsidiaries.

Property, Plants and Equipment

Our principal executive office is located at 218 NW 24th Street, 2nd Floor, Miami, Florida, 33127.

The Corporation has three facilities located in Buffalo, NY; North Tonawanda, NY; and Columbiana, AL. The Corporation has one power plant located in North Tonawanda.

The “Buffalo Mining Facility” is located at 1001 East Delavan Ave., Buffalo, New York, with over 60,000 square feet under a 99-year lease.

The North Tonawanda facility is located at 1070 Erie Ave., North Tonawanda, New York and covers approximately 13.5 acres of property. The Corporation acquired the property on February 8, 2023. It is a 60 MW power plant in North Tonawanda, New York. This renewable energy project, located in National Grid territory, is being managed by Williamsville, NY based energy supplier, EnergyMark LLC (“EnergyMark”). The community solar project is 5 MW in size and will produce roughly 9,500,000 kWh’s of clean electricity annually-enough to power more than 1,000 homes. The Corporation’s Buffalo Mining Facility remains the anchor subscriber to the project.

The Columbiana facility is located at 130 Industrial Parkway, Columbiana, Alabama. The Corporation acquired the property on June 14, 2022. The site consists of approximately 160,000 square feet of office and industrial warehouse space with initial access to 28 MW of power with a total capacity of up to 55 MW.

The Corporation also owns approximately 40 acres of land in North Carolina to accommodate a 200 MW power for future development into a Tier 1 and Tier 3 Data Center.

Intellectual Property

We actively use specific hardware and software for digital asset mining operations. In certain cases, source code and other software assets may be subject to an open-source license, as much of the technology in the digital asset mining sector is open source. Similarly, AI inference models may be available on open-source terms, which benefits our service of AI and HPC workloads.

We do not currently own any patents in connection with our existing and planned bitcoin mining-related operations. US Data Centers, Inc. has filed a provisional utility patent application in the U.S. for its AI-Ready Modular Solution (ARMS) 200 platform. In the future, we may seek to register additional patents in connection with our existing and planned digital energy and infrastructure operations.

To protect and enforce our proprietary information and intellectual property, we rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights. We maintain and pursue these rights both within the United States and in certain international jurisdictions.

Human Capital Resources

As of March 31, 2026, we employed 17 individuals and engaged 18 consultants and contractors. We strive to attract and retain professionals with expertise in digital assets, technology, engineering, compliance, and finance. We emphasize integrity, transparency, and risk discipline, support equal-opportunity employment, and maintain a safe and inclusive workplace. No employees are represented by a labor union, and we have experienced no work stoppages. We believe our employee relations are good.

Corporate History

The legal and commercial name of the Corporation is Digi Power X Inc. The Corporation was originally incorporated in Canada under the Business Corporations Act (British Columbia) on February 18, 2017 under the name Chortle Capital Corp. and later changed its name to HashChain Technology Inc. (“HashChain”) on September 18, 2017. HashChain, a corporation incorporated pursuant to the laws of British Columbia on February 18, 2017, was subject to a reverse take-over whereby the business and assets of HashChain and Digihost International, Inc. (“Digi International”) were combined by way of a share exchange between HashChain and shareholders of Digi International, which closed on February 14, 2020 (the “RTO”). Prior to the closing date of the RTO, the Corporation passed a special resolution authorizing an unlimited number of proportionate voting shares (“PV Shares”) and an unlimited number of SV Shares without par value. Upon closing of the RTO, HashChain filed articles of amendment to rename itself to Digihost Technology Inc. In connection with the RTO, all the issued and outstanding 6,530,560 HashChain common shares were exchanged for 6,530,560 SV Shares, and all of Digi International’s common shares were exchanged for 33,412,490 SV Shares and 10,000 PV Shares of the Corporation.

In connection with and immediately prior to the closing of the RTO, Digi International entered into an agreement with Bit.Management, LLC, NYAM, LLC and BIT Mining International, LLC for the sale, transfer and assignment of a 100% right, title and interest in the leasehold improvements and equipment, the transfer of the lease of the Buffalo Mining Facility (as defined below) and transfer of a power contract for the supply of electricity at the facility. As consideration and immediately prior to the closing of the RTO, Digi International issued 104,000 Digi International common shares for an aggregate value of C$2,704,000. Digi International also entered into an agreement with BIT Mining International, LLC for the sale, transfer and assignment of a 100% right, title and interest in the leasehold improvements and equipment located at the Buffalo Mining Facility. As consideration and immediately prior to the closing of the RTO, Digi International issued 60,000 Digi International common shares for an aggregate value of C$1,560,000.

The Corporation filed articles of amendment on March 4, 2025 changing its name from Digihost Technology Inc. to Digi Power X Inc.

The Corporation’s principal place of business is located at 218 NW 24th Street, 2nd Floor, Miami, Florida 33127 and its registered office is located at 595 Howe Street - 10th Floor, Vancouver, BC V6C 2T5. The Corporation’s phone number is (917) 242-6549. The Corporation serves as its agent for service of process in Canada at its registered office located at 595 Howe Street - 10th Floor, Vancouver, BC V6C 2T5.

Corporate Developments

The following is a summary of the general development of the Corporation’s business over the most recently completed fiscal year to date:

Fiscal 2025

During 2025, the Corporation continued executing on our strategy to evolve from a solely digital asset mining-focused business into a power-backed AI infrastructure and Tier 3 data-center platform positioned to serve the accelerating global demand for AI compute, while still maintaining our digital asset mining business. In concert with this strategy, the Corporation invested approximately $11million in capital expenditures for the year ended December 31, 2025.

During the year, Digi Power X executed a deliberate strategic pivot toward AI-ready, modular data-center infrastructure, anchored by our wholly-owned subsidiary, US Data Centers Inc. (“US Data Centers”). This transition reflects our belief that long-term value creation in the AI economy is driven by ownership of secured power, scalable infrastructure and flexible compute platforms. Central to this strategy is our proprietary ARMS (AI-Ready Modular Solution) platform, designed to rapidly deploy Tier 3 data-center capacity optimized for high-density AI and enterprise workloads.

ARMS 200 Deployment

In 2025, US Data Centers completed the design and build-out of ARMS 200, our flagship modular Tier 3 AI data-center pod. The ARMS 200 is currently being set up and is expected to begin deployment in the second quarter of 2026 at our Alabama facility, representing a transition from development to revenue-generating infrastructure. Key attributes of the ARMS 200 include:

●	Tier 3 architecture with dual-path power redundancy;

●	Modular scalability starting at 1 MW;

●	Support for next-generation AI GPUs and liquid-cooling solutions;

●	Accelerated deployment timelines

During 2025, we also made utility and design patent filings covering both the ARMS branding and its modular architecture.

Power Portfolio & Infrastructure

Digi Power X significantly expanded and de-risked its power footprint in 2025, establishing a strong foundation for AI data-center growth.

Upstate New York

●	123 MW secured in North Tonawanda

●	18.7 MW secured in Buffalo Alabama

●	70 MW secured, with continued development of a Tier 3 AI data-center site featuring dual-path power and GPU cluster readiness

North Carolina

●	200 MW available for future development, with planning underway for phased AI data center deployment targeted for 2028-2029, subject to customary approvals, infrastructure buildout and market condition.

These assets provide Digi Power X with substantial, grid-connected and scalable power across multiple U.S. regions.

AI Compute, NeoCloudz™️ and Customer Pipeline

Throughout 2025, Digi Power X advanced its AI compute roadmap, including planning and deployment for next-generation AI GPUs (B200-class). In parallel, the Corporation continued development of NeoCloudz™, its GPU-as-a-Service platform offering flexible, high performance compute access for enterprises and AI-focused customers.

The Corporation is currently in advanced negotiations with customers for 2026, covering both:

●	AI data-center colocation; and

●	GPU-as-a-Service offerings via NeoCloudz™

These discussions are intended to support contracted utilization as ARMS 200 and future deployments come online. Although discussions are in advanced stages, there is no guarantee that any such customer contracts will be finalized.

Subsequent to Fiscal 2025

Subsequent to December 31, 2025, the Corporation announced a restructuring and clarification of its relationship with US Data Centers, Inc. (“USDC”), confirming that the Corporation retains a controlling equity interest and that USDC’s business is limited to the manufacturing and distribution of modular data center equipment, with no ownership interest or participation in the Corporation’s data center assets or revenues.

On February 27, 2026, the Corporation completed its uplisting to Cboe Canada effective at market open on February 27, 2026. Following the uplisting from the TSX Venture Exchange to Cboe Canada, the Corporation’s subordinate voting shares continue to trade under the symbol “DGX” on Cboe Canada, and the shares continue to be listed on Nasdaq and trade under the symbol “DGXX”. The Corporation remains a “reporting issuer” under applicable Canadian securities laws through the transition from the TSX Venture Exchange to Cboe Canada. Following the uplisting to Choe Canada, the shares no longer trade on the TSX Venture Exchange and were voluntarily delisted from the TSX Venture Exchange effective as of close of market on February 26, 2026.

Where You Can Find Other Information

The Corporation’s website is www.digipowerx.com. The Corporation files reports and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Corporation’s electronic filings are available for viewing on the SEC’s website at https://www.sec.gov. We also file reports under Canadian regulatory requirements on SEDAR+; you may access our reports filed on SEDAR+ by accessing www.sedarplus.ca. The information on or accessible through the websites referenced herein is not part of and is not incorporated by reference into this Annual Report, and the inclusion of website addresses in this Annual Report is only for reference.

Item 1A. Risk Factors.

An investment in SV Shares should be considered highly speculative due to the nature of the Corporation’s business and its present stage of development. An investment in SV Shares should only be made by knowledgeable and sophisticated investors who are willing to risk and can afford the potential loss of their entire investment. Investors and potential investors should consult with their professional advisors to assess an investment in the Corporation. In evaluating the Corporation and its business, investors should carefully consider, in addition to other information contained in this Annual Report, the risk factors below. The following is a summary only of certain risk factors and is qualified in its entirety by reference to, and must be read in conjunction with, the detailed information appearing elsewhere in this Annual Report. These risks and uncertainties are not the only ones the Corporation is facing. Additional risks and uncertainties not presently known to the Corporation, or that the Corporation currently deems immaterial, may also impair its operations. If any such risks actually occur, the Corporation’s business, financial condition, liquidity and results of operations could be materially adversely affected. See also “Cautionary Statement Regarding Forward-Looking Statements.”

Risk Factors Summary

The following is a summary of the principal risks that could materially adversely affect our business, reputation, financial condition and/or operating results. This summary does not address all of the risks associated with an investment in the SV Shares. You should read this summary together with the more detailed description of each risk contained below and should carefully consider these risks together with the other information included in this Annual Report.

Risks Related to the Corporation’s Business

●	We operate in a rapidly evolving industry and have an evolving business model and strategy, which includes our focus on diversification into operating data centers to drive the expansion of sustainable energy assets, as well as maintaining our bitcoin mining and hosting activities.
●	The markets in which we participate are highly competitive, and as we enter new markets, we are competing against companies with greater resources and capitalization.
●	Our expansion into AI and HPC may divert resources from our core bitcoin mining operations, limit our power capacity for mining, and introduce operational complexity.
●	Strategic acquisitions and other arrangements could disrupt our business, cause dilution to our shareholders, reduce our financial resources and harm our operating results.
●	Our diversification of our business by utilizing power at our facilities to support HPC and other AI-driven processes may not be profitable and may not occur on our expected timeline.
●	Development of data centers and other infrastructure projects could involve significant risks to our business.
●	Our strategic focus on HPC support and other AI-driven processes may not be successful.
●	If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition, and results of operations.
●	The Corporation is subject to risks associated with the Corporation’s need for significant electrical power and for such electrical power to be available at commercially feasible rates.
●	The Corporation’s business may be adversely impacted by technological obsolescence and difficulty in obtaining hardware.
●	We may depend on significant customers for our data centers.
●	The bitcoin block reward halves approximately every four years, which reduces the number of bitcoin the Corporation would receive from solving blocks.
●	The Corporation’s profitability depends upon miners’ hashrate and the network as well as network difficulty.
●	If the award of coins for solving blocks and transaction fees are not sufficiently high, miners (other than the Corporation) may not have an adequate incentive to continue mining and may cease their mining operations, which could adversely impact the Corporation’s mining operations.
●	The Corporation is reliant on a mining pool operator.
●	If the Corporation ceases to participate in a mining pool and instead mines independently, it may be subject to certain additional risks, and the impact of existing risks may be heightened.
●	There is a possibility of cryptocurrency mining algorithms transitioning to proof of stake validation and other mining related risks, which could adversely affect the Corporation’s business and the value of its shares.
●	The Corporation may be unable to obtain additional financing on acceptable terms or at all.
●	The Corporation may be required to sell its cryptocurrency portfolio to pay for expenses.
●	The value of cryptocurrencies may be subject to momentum pricing.
●	The price of coins may be affected by the sale of coins by other vehicles investing in coins or tracking cryptocurrency markets.
●	Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure.
●	The further development and acceptance of the cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.
●	Acceptance and/or widespread use of cryptocurrency is uncertain.
●	The Corporation’s cryptocurrency inventory may be exposed to cybersecurity threats and hacks.
●	The Corporation’s coins may be subject to loss, theft or restriction on access.
●	Incorrect or fraudulent coin transactions may be irreversible.
●	The Corporation’s operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

●	Banks may not provide banking services, or may cut off banking services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment.
●	The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain.
●	Any use of emerging technologies like AI, machine learning and generative artificial intelligence could lead to unintended consequences and result in reputational harm and litigation.
●	Increased scrutiny and changing expectations from stakeholders with respect to the Corporation’s ESG practices and the impacts of climate change may result in additional costs or risks.
●	Exposure to environmental liabilities and hazards may result in the imposition of fines, penalties and restrictions on the Corporation.

Risks Related to Government Regulation

●	Regulatory changes or actions may alter the nature of an investment in the Corporation or restrict the use of cryptocurrencies in a manner that adversely affects the Corporation’s operations.
●	The U.S. political and economic environment could materially impact our business operations, our financial performance, and the global economy.
●	If we are required to register as an MSB under FinCEN or other regulations, we may incur significant compliance costs that could impact our business.
●	Current regulation regarding the exchange of bitcoins under the CEA by the CFTC is unclear.
●	It may be illegal now, or in the future, to mine, acquire, own, hold, sell or use bitcoin or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which could adversely affect us.
●	Changing environmental regulation and public energy policy may expose our business to new risks.
●	If we fail to qualify for certain state government tax incentives or to comply with local tax regulations, we may suffer financial losses.
●	Future developments regarding the treatment of digital assets for U.S. federal income and applicable state, local and non-U.S. tax purposes could adversely impact our business.
●	Regulatory developments surrounding AI and HPC may negatively impact the Corporation’s efforts to expand into AI and HPC hosting.
●	Regulations and taxes that target energy could increase our costs and adversely affect our business.

General Risks Related to the Corporation

●	Our loss of foreign private issuer status increases regulatory reporting requirements and associated costs.
●	The Corporation is an “emerging growth company” and a “smaller reporting company.”
●	We identified material weaknesses in our internal control over financial reporting for prior reporting years.
●	The Corporation’s success is largely dependent on the performance of the Corporation’s management and executive officers.
●	The Corporation may be unable to attract, develop and retain its key personnel and ensure adequate succession planning.
●	Uninsured or uninsurable risks could result in significant financial liabilities.
●	The Corporation does not currently pay cash dividends and therefore the Corporation’s shareholders will not be able to receive a return on their SV Shares unless they sell them.
●	The market price for SV Shares may be volatile, and there is no guarantee that an active or liquid market will be sustained for the SV Shares.
●	There are significant legal, accounting and financial costs of being a publicly traded company, which costs may reduce the resources available for the Corporation to deploy on its cryptocurrency mining operations.
●	Directors and officers may have a conflict of interest between their duties owed to the Corporation and their interest in other personal or business ventures.
●	The Corporation may be subject to litigation arising out of its operations.
●	The Corporation has a limited history of operations and is in the early stage of development.
●	Ineffective management of growth could result in a failure to sustain the Corporation’s progress.
●	The Corporation may be subject to tax liabilities and consequences that could reduce profitability.
●	The Corporation may be characterized as a passive foreign investment company.
●	If a U.S. Holder (as hereinafter defined) is treated as owning at least 10% of our SV Shares, such holder may be subject to adverse U.S. federal income tax consequences.
●	The Corporation may be exposed to risks from exchanging currencies, including currency exchange fees.

Risks Related to the Corporation’s Business

We operate in a rapidly evolving industry and have an evolving business model and strategy, which includes our focus on diversification into operating data centers to drive the expansion of sustainable energy assets, as well as maintaining our bitcoin mining and hosting activities.

To stay current within the digital assets industry that is rapidly evolving, we expect the services and products offered by industry participants, including ourselves, to evolve and, thus, that our business model may need to evolve.

From time to time, we have modified, and may again in the future modify, aspects of our business model or engage in various strategic initiatives, which may be complimentary to our bitcoin mining operations. Our growth strategy includes exploring the expansion and diversification of our revenue sources into new markets. For example, we are focusing on diversification into operating data centers to drive the expansion of sustainable energy assets. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business, damage our reputation and limit our growth. Such modifications may increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. Moreover, we may not be able to manage growth effectively, which could damage our reputation, limit our growth and adversely affect our operating results. We cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities within the digital assets industry, the data center market or other markets we seek to expand into, and we may lose out on such opportunities. Additionally, any such changes to our business model or strategy could cause us to become subject to additional regulatory scrutiny and a number of additional requirements, including licensing and permit requirements. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition and operating results.

The markets in which we participate are highly competitive, and, as we enter new markets, we are competing against companies with greater resources and capitalization.

We compete in the highly competitive market for certain operational aspects of our bitcoin mining business, including, but not limited to, the acquisition of new miners, obtaining the lowest cost of electricity, obtaining clean energy sources, obtaining access to energy sites with reliable sources of power and evaluating new technology developments in the industry. Evolving industry standards, rapid price changes and product obsolescence impact the market and its various participants, including us. Our competitors include many domestic and foreign companies, many of which have substantially greater financial, marketing, personnel and other resources than we do, which may cause us to be at a competitive disadvantage. The success of our bitcoin mining business will be dependent upon our ability to purchase additional miners, adapt to changes in technology in the industry and to obtain sufficient energy at reasonable prices, amongst other things.

As we enter the HPC and AI services market, we face significant competition, which may adversely affect the occupancy and rental rates of our data centers. We now compete with numerous data center providers globally. Some of our competitors and potential competitors have significant advantages over us, including more ready access to capital which allows them to respond more quickly to new or changing opportunities. Our growth depends in part on external sources of capital which are outside of our control.

Our expansion into AI and HPC may divert resources from our core bitcoin mining operations, limit our power capacity for mining, and introduce operational complexity.

While we intend to continue our bitcoin mining operations, the allocation of resources to support AI and HPC development has and may continue to reduce the capital, personnel, infrastructure and power capacity available for our mining business. In particular, diverting power capacity to AI and HPC workloads may limit our ability to deploy that power for mining, which is a highly competitive and capital-intensive industry. As a result, we may be unable to expand our deployed hashrate at the pace of our competitors, potentially diminishing our market share and profitability in that aspect of our business. Managing multiple distinct lines of business may increase operational complexity and place additional demands on our management, technical, and support teams, which could negatively affect our overall performance, strategic execution and profitability.

We have engaged in, and in the future may engage in, strategic transactions and other arrangements that could disrupt our business, cause dilution to our shareholders, reduce our financial resources and harm our operating results.

We have engaged in strategic transactions, and, as part of our growth strategy, in the future, we may pursue additional opportunities to grow our mining operations or expand our new AI data center business, including through purchases of miners and facilities from other operating companies. Our ability to grow through future acquisitions will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities at an acceptable cost, our ability to compete effectively to attract those opportunities and the availability of financing to complete acquisitions. Future acquisitions and other strategic transactions may require or cause us to issue SV Shares that would dilute our current shareholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses and/or become subject to litigation.

The benefits of an acquisition may also take considerable time to develop, and we cannot be certain that any particular acquisition will produce the intended benefits in a timely manner or to the extent anticipated or at all. We may experience difficulties integrating the operations, technologies and personnel of an acquired company or become subject to liability for the target’s pre-acquisition activities or operations as a successor in interest. Such integration may divert management’s attention from normal daily operations of our business. Future acquisitions may also expose us to potential risks, including risks associated with entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions, the possibility of insufficient revenues to offset the expenses we incur in connection with an acquisition and the potential loss of, or harm to, our relationships with employees and suppliers as a result of integration of new businesses.

We will face competition for acquisitions in the HPC, AI, and data center market, and certain of our data center competitors may have significant advantages over us, including greater access to capital which allows them to respond more quickly to new or changing opportunities. If we cannot continue to grow and expand our data center business through strategic acquisitions, we may not be able to compete effectively, which may adversely impact our operating results, our financial condition and the market price of our securities.

The diversification of our business by utilizing power at our facilities to support HPC and other AI-driven processes may not be profitable and may not occur on our expected timeline.

We believe the potential for data center hosting complements our current business model with expected stable, long-term and high-margin revenue. We also believe that using our existing infrastructure for data center customers provides more consistent dollar-based revenue and substantially less risk than our traditional bitcoin mining operations. However, the success of our data center services may not develop as anticipated and may be affected by factors such as the reliability and timing of power supply, supply chain disruption (including local labor availability), the implementation of new tariffs and more restrictive trade regulations and changes in in-house specialized expertise to manage the business. If we are unable to implement our data center strategy on a timely basis or at all, our business, prospects, financial condition and operating results may be adversely affected.

Our continued development of Tier III data centers and other infrastructure projects could involve significant risks to our business.

The Corporation began the transitioning of its facility in Columbiana, Alabama into a Tier III data center in 2025 and may consider similar transitions and redevelopments for its other sites in the future. Any other development, redevelopment and data center growth or expansion projects that the Corporation may undertake in the future are and may continue to be subject to execution and capital cost risks, including, but not limited to, risks relating to regulatory approvals, financing (including the availability and the terms thereof), cost escalations, cash flow constraints, construction delays, increased prices for and delays in obtaining building supplies, raw materials, and data center equipment, power and grid supply constraints, supply chain constraints, skilled labor and capital constraints, mechanics and other liens, cost reduction plans and strategic reviews. It is not yet known what, if any, risks or obstacles may occur during the subsequent planning and construction stages for Tier III data center development. The occurrence of any of the foregoing risks as well as others not yet known to us or not yet deemed to be material may have a material adverse effect on the Corporation, its liquidity and financial condition, its ability to operate, its workforce and its cash flows.

Our strategic focus on HPC support and other AI-driven processes may not be successful, and its success, if any, will be dependent on the continuing development and resource and computational requirements of data center service applications, such as cloud computing, machine learning and artificial intelligence and continuing need for the infrastructure and services we provide.

If target customer markets, which are new and still developing, do not grow or develop as expected or in a manner consistent with our anticipated business model, our business, financial condition and results of operation would be adversely affected. Further, increases in power costs could negatively impact our target customers’ demand for services, harm our growth prospects and could have a material adverse effect on our business, financial condition and results of operations. Our success will be dependent in large part on our ability to attract additional customers for our data center services in a profitable manner, which we may not be able to do if, among other risks:

●	there is a reduction in the demand for HPC and AI-driven applications or rapid innovation and technological disruption in cloud computing;

●	machine learning and artificial intelligence decrease computational requirements and therefore lower demand for data center services;

●	high energy costs, supply chain disruptions (including labor availability), government regulation, and compliance costs increase data center service costs, reduce potential demand for services and reduce revenue and profitability;

●	we fail to provide competitive hosting terms or effectively market them to potential customers;

●	we provide hosting services that are deemed by existing and potential customers or suppliers to be inferior to those of our competitors or that fail to meet customers’ or suppliers’ ongoing and evolving program qualification standards, based on a range of factors, including available power, preferred design features, security considerations and connectivity;

●	businesses decide to host internally as an alternative to the use of our services;

●	we fail to successfully communicate the benefits of our services to potential customers;

●	we are unable to strengthen awareness of our brand;

●	we are unable to provide services that our existing and potential customers desire; or

●	a combination of the risks described above and elsewhere in this annual report.

If we do not accurately predict our facility requirements, it could have a material adverse effect on our business, financial condition, and results of operations.

The development and maintenance of our facilities to support HPC and AI-driven processes may require us to devote a significant portion of our available cash. In order to manage growth and ensure adequate capacity for our planned and existing operations while minimizing unnecessary excess capacity costs, we regularly evaluate our short- and long-term infrastructure requirements. We may not accurately predict our short- and long-term requirements, and existing or future market demand may not be sufficient to fully utilize our capacity. If we overestimate our capacity requirements or the demand for our offerings and, therefore, secure excess capacity, our operating margins could be materially reduced, and we could experience operating losses. If we underestimate our facility requirements, we may not be able to service our and our customers’ expanding needs and may be required to limit our growth opportunities or new customer acquisition, which could have a material adverse effect on our business, financial condition, and results of operations.

The Corporation is subject to risks associated with the Corporation’s need for significant electrical power and for such electrical power to be available at commercially feasible rates. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations.

The Corporation’s data center and cryptocurrency mining operations require substantial amounts of electrical power, and the Corporation’s operations can only be successful if the Corporation can obtain electrical power on a reliable and cost-effective basis. Shortages of natural gas, infrastructural damage to power plants or power carriage infrastructure, increases in demand for power or any other factor that contributes to a rise in the price of electrical power may render the Corporation’s data center and mining operations unprofitable. Additionally, in times of electricity shortages, government regulators may restrict or prohibit the provision of electricity to data center and/or cryptocurrency mining operations.

At the same time, the consumption by energy-intensive businesses, including the Corporation, of significant amounts of electrical power may potentially have a deleterious effect on the environment, which may cause government regulators to restrict the ability of electricity suppliers to provide electricity to such companies in order to curtail their energy consumption.

The Corporation currently conducts its cryptocurrency mining in the states of New York and Alabama. As a result of maintaining operations in limited geographic locations, the Corporation’s current and future operations and anticipated growth, as well as the sustainability of electricity at economical prices for the purposes of cryptocurrency mining in the states of New York and Alabama poses certain risks. Any significant increase in the price the Corporation pays for the electrical power it consumes could adversely impact the Corporation’s operations and profitability.

The Corporation’s business may be adversely impacted by technological obsolescence and difficulty in obtaining hardware.

To remain competitive, the Corporation will continue to invest in hardware and equipment required for maintaining the Corporation’s HPC/AI and cryptocurrency mining activities. Should competitors introduce new services/software embodying new technologies, the Corporation’s hardware and equipment and its underlying technology may become obsolete and require substantial capital to replace such equipment.

As we develop our data center services, we may depend on significant customers.

Many factors, including global economic conditions, may cause our future data center customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render our future data center customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If a customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.

If one of our customers becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize any such customer to reject and terminate its contracts with us. Our claim against any such customer for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue could be materially adversely affected if a significant customer were to become bankrupt or insolvent, suffer a downturn in its businesses, fail to renew its contract or renew on terms less favorable to us than its current terms.

The bitcoin block reward halves approximately every four years, which reduces the number of bitcoin the Corporation would receive from solving blocks.

The difficulty of bitcoin mining, or the amount of computational resources required for a set amount of reward for recording a new block, directly affects the Corporation’s results of operations. Bitcoin mining difficulty is a measure of how much computing power is required to record a new block, and it is affected by the total amount of computing power in the bitcoin network. The bitcoin algorithm is designed so that one block is generated, on average, every ten minutes, no matter how much computing power is in the network. Thus, as more computing power joins the bitcoin network, and assuming the rate of block creation does not change (remaining at one block generated every ten minutes), the amount of computing power required to generate each block, and, hence, the mining difficulty, increases. In other words, based on the current design of the bitcoin network, bitcoin mining difficulty would increase together with the total computing power available in the bitcoin network, which is in turn affected by the number of bitcoin mining machines in operation.

In April 2024, the bitcoin daily reward halved from 6.25 bitcoin per block, or approximately 900 bitcoin per day, to 3.125 bitcoin per block, or approximately 450 bitcoin per day. The Corporation continues to monitor the impact of the bitcoin halving event on its operations and will continue to differentiate its revenue streams if necessary. Bitcoin halving events are expected to occur approximately every four years, and each halving event may have a potential deleterious impact on the Corporation’s profitability as the Corporation will be rewarded less bitcoin for each new block it records. The next BTC halving is expected to occur in March 2028, at which time BTC block rewards will decrease from 3.125 BTC per block to 1.5625 BTC per block. While BTC prices have had a history of price fluctuations around BTC halving events, there is no guarantee that any price changes associated with a future halving event will be favorable or would compensate for the reduction in mining reward and the corresponding decrease in the compensation the Corporation receives from its mining operations.

Based on the fundamentals of bitcoin mining and historical data on bitcoin prices and the network difficulty rate after a halving event, it is unlikely that the network difficulty rate and price would remain at the current level when the bitcoin rewards per block are halved, which could offset some of the impact of a halving event. Nevertheless, there is a risk that a future halving event may render the Corporation’s bitcoin mining operations to be unprofitable and may adversely impact its ability to continue as a going concern.

The Corporation’s profitability depends, in part, upon the hashrate of its miners and of the network as well as network difficulty, any adverse changes in which could reduce the ability of the Corporation to remain competitive.

The hashrate in cryptocurrency networks is expected to increase as a result of upgrades across the industry as bitcoin and Ether miners use more efficient chips. As the hashrate increases, the mining difficulty will increase in response to the increase in computing power in the network. This may make it difficult for the Corporation to remain competitive as the Corporation may be required to deploy significant capital to acquire additional miners in order to increase their total mining power and offset the rise in hashrate. The effect of increased computing power in the network combined with fluctuations in the price of bitcoin and Ether could have a material adverse effect on the Corporation’s results of operations and financial condition.

If the award of coins for solving blocks and transaction fees are not sufficiently high, miners (other than the Corporation) may not have an adequate incentive to continue mining and may cease their mining operations, which could adversely impact the Corporation’s mining operations.

As the number of coins awarded for solving a block in the blockchain decreases, the incentive for miners to continue to contribute processing power to the network may transition from a set reward to transaction fees. Either the requirement from miners of higher transaction fees in exchange for recording transactions in the blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for the relevant coins and prevent the expansion of the network to retail merchants and commercial businesses, resulting in a reduction in the market price of the relevant cryptocurrency that could adversely impact the Corporation’s cryptocurrency inventory and investments.

In order to incentivize miners to continue to contribute processing power to the network, the network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. It is possible this transition could be accomplished either by miners independently electing to record on the blocks they solve only those transactions that include payment of a transaction fee or by the network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for recording transactions in a certain blockchain become too high, the marketplace may be reluctant to use that blockchain to transact and existing users may be motivated to switch between blockchains, cryptocurrencies or back to fiat currency. Decreased use and demand for coins may adversely affect their value and result in a reduction in the market price of coins.

If the award of coins for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending processing power to solve blocks and confirmations of transactions on the blockchain could be slowed temporarily or for an extended period of time if miners cease operations entirely. A reduction in the processing power expended by miners, including due to miners ceasing their operations, could increase the likelihood of a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on the blockchain, potentially permitting such actor or botnet to manipulate the blockchain in a manner that adversely affects the Corporation’s mining activities. Any reduction in confidence in the confirmation process or processing power of the network may adversely impact the Corporation’s mining activities, inventory of coins, and future investment strategies.

The Corporation is reliant on a mining pool operator.

The Corporation participates in a single mining pool: the Foundry Pool. Consequently, the Corporation’s operations are substantially reliant on the mining pool operator and the terms of services and other terms and conditions that govern its relationship with the mining pool. The mining pool operator has the right to unilaterally modify the service agreement between the mining pool and the Corporation at any time without notice, including the right to modify the payout methodology or mining pool fees. In addition, the Corporation is subject to the risk that the mining pool ceases to make payments to the Corporation for whatever reason, including bankruptcy, insolvency or cessation of its operations, or for no reason. If any modifications to the terms of the mining pool are unattractive or unacceptable to the Corporation or the mining pool ceases to pay the Corporation, it may: (i) join a different mining pool; or (ii) commence mining independently. The cost of switching, if such a switch is ever deemed necessary by the Corporation, is expected to be the lost revenues the Corporation would have earned had it been mining during the period in which it completes the switch. If the Corporation is unable to make such a switch of its operations in a timely manner and its mining operations experience significant down time, it may experience a material adverse change.

If the Corporation ceases to participate in a mining pool and instead mines independently, it may be subject to certain additional risks, and the impact of existing risks may be heightened.

In the event the Corporation ceases to participate in a mining pool and instead conducts mining operations independently, it may be exposed to certain risks, including that the Corporation could experience a protracted period of failing to solve any blocks, causing a disruption in its revenue stream. In addition, independent mining may heighten the impact of several of the other risks to the Corporation’s business, results of operations and financial condition, many of which are discussed in this “Risk Factors” section, including the effect of future halving events and the possible transition to proof of stake validation. In such circumstances, the Corporation may need to borrow or raise additional capital to fund its operations. There can be no guarantee that the Corporation could obtain any such financing on commercially attractive terms or at all. See the risk factor below under the caption “The Corporation may be unable to obtain additional financing on acceptable terms or at all.”

There is a possibility of cryptocurrency mining algorithms transitioning to proof of stake validation and other mining related risks, which could make the Corporation less competitive and ultimately adversely affect the Corporation’s business and the value of its shares.

Proof of stake is an alternative method in validating cryptocurrency transactions that is less dependent on the consumption of electricity. Should the algorithm for validating bitcoin transactions, or transactions involving any cryptocurrency the Corporation mines in the future, shift from the current proof of work validation method to a proof of stake method, mining would likely require less energy, which may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive. The Corporation, as a result of its efforts to optimize and improve the efficiency of its mining operations by seeking to acquire low cost, long-term electricity, may be exposed to the risk in the future of losing the relative competitive advantage it may have over some of its competitors as a result and may be negatively impacted if a switch to proof of stake validation were to occur. Such events could have a material adverse effect on our ability to continue as a going concern, which could have a material adverse effect on our business, prospects or results of operations, the value of bitcoin and any other cryptocurrencies the Corporation mines in the future and your investment in the SV Shares.

The Corporation may be unable to obtain additional financing on acceptable terms or at all.

Further acquisitions of additional cryptocurrency mining rigs and development of data centers and other infrastructure will require additional capital, and the Corporation will require funds to continue to operate as a public company. To the extent it becomes necessary to raise additional cash in the future, the Corporation may seek to raise it through the public or private sale of assets, debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. The Corporation may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing; however, any future financing(s) may also be dilutive to the Corporation’s existing shareholders at that time.

There is no assurance that the Corporation will be successful in obtaining any required financing(s) or that such financing(s) will be available on terms acceptable to the Corporation. Failure to obtain such additional financing could cause the Corporation to reduce or terminate its operations. The failure to raise or procure such additional funds or the failure to achieve positive cash flow could result in the delay or indefinite postponement of the Corporation’s business objectives, including the acquisition of additional equipment, the expansion of the Corporation’s management team, the pursuit of strategic acquisitions and other aspects of the Corporation’s strategic plan. If the Corporation raises additional capital through the issuance of equity securities, the percentage ownership of the Corporation’s existing shareholders may be reduced, and such existing shareholders may experience additional dilution in net book value per share. Any such newly issued equity securities may also have rights, preferences or privileges senior to those of the holders of the Corporation’s SV Shares. If the Corporation raises additional capital through the incurrence of indebtedness, the Corporation may be required to secure the financing with part or all of the Corporation’s assets, which could be sold or retained by the creditor should there be a default in the Corporation’s payment obligations. As a condition to a debt financing, restrictive covenants may be imposed on the Corporation that could limit the ability of the Corporation to operate its business and pursue its corporate strategy and other aspects of its business plan, which could result in the failure to capitalize on otherwise available opportunities and could place the Corporation at a competitive disadvantage compared to its competitors that have less debt. Furthermore, if the Corporation raises capital through a convertible debt offering, any conversion of the debt into equity would be dilutive to the Corporation’s existing shareholders. In connection with any such future capital raising transaction, whether involving the issuance of equity securities or the incurrence of indebtedness, the Corporation may be required to accept terms that restrict its ability to raise additional capital for a period of time, which may limit or prevent the Corporation from raising capital at times when it would otherwise be opportunistic to do so.

The Corporation may be required to sell its cryptocurrency portfolio to pay for expenses.

The Corporation has in the past, and may in the future, sell part of its cryptocurrency portfolio to pay for expenses incurred, irrespective of the price at that point in time. Consequently, the Corporation’s cryptocurrencies may be sold at a time when the price is low, resulting in a negative effect on the Corporation’s profitability, particularly if there is a need to sell cryptocurrencies to fund the Corporation’s operating activities or expansion goals.

The value of cryptocurrencies may be subject to momentum pricing.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. Cryptocurrency market prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Momentum pricing may have resulted, and may continue to result, in speculation regarding future appreciation in the value of cryptocurrencies, inflating and making their market prices more volatile. As a result, they may be more likely to fluctuate in value due to changing investor confidence in future appreciation (or depreciation) in their market prices, which could adversely affect the value of the cryptocurrency the Corporation mines and holds and thereby negatively affect the Corporation’s shareholders.

The price of coins may be affected by the sale of coins by other vehicles investing in coins or tracking cryptocurrency markets.

To the extent that other vehicles investing in coins or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for coins, large redemptions of the securities of those vehicles and the subsequent sale of coins by such vehicles could negatively affect cryptocurrency prices and, therefore, affect the value of the inventory held by the Corporation.

Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure.

To the extent that cryptocurrency exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, this could result in a reduction in cryptocurrency prices. Cryptocurrency market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, derivatives and other currencies. For example, during the past three years, a number of bitcoin exchanges have been closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such bitcoin exchanges. These risks also apply to other cryptocurrency exchanges, including exchanges on which Ether is traded. While smaller exchanges are less likely to have the infrastructure and capitalization that provide larger exchanges with additional stability, larger exchanges may be more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action. The Corporation’s current strategy is to hold its mined cryptocurrencies; however, if the Corporation decides to sell its cryptocurrency in the future, it may rely on a cryptocurrency exchange to facilitate such a sale. Fraud or failure of cryptocurrency exchanges could decrease the number of platforms available to the Corporation to liquidate its holdings and could also decrease public confidence in trading on such exchanges, which may adversely affect the price of cryptocurrencies. Sustained lack of regulation and potential fraud or failure of cryptocurrency exchanges could have a material adverse effect of the Corporation’s business, financial condition, liquidity and results of operation.

The further development and acceptance of the cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete other transactions, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing, or stopping of the development or acceptance of developing protocols may adversely affect the Corporation’s operations. The factors affecting the further development of the industry include, but are not limited to:

●	Continued worldwide growth in the adoption and use of cryptocurrencies;

●	Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;

●	Changes in consumer demographics and public tastes and preferences;

●	The maintenance and development of the open-source software protocol of the network;

●	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	General economic conditions and the regulatory environment relating to digital assets; and

●	Negative consumer sentiment and perception of bitcoins specifically and cryptocurrencies generally.

Acceptance and/or widespread use of cryptocurrency is uncertain.

Currently, bitcoins and/or other cryptocurrencies are not widely used in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect the Corporation’s operations, investment strategies, and profitability.

As relatively new products and technologies, bitcoin and other cryptocurrencies have not been widely adopted as a means of payment for goods and services by major retail and commercial outlets. Conversely, a significant portion of cryptocurrency demand is generated by blockchain technology enthusiasts, price speculators and investors seeking to profit from the short-term or long-term holding of cryptocurrencies.

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace limits the ability of end-users to use them to pay for goods and services. A lack of expansion by cryptocurrencies into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in their market prices, either of which could adversely impact the Corporation’s operations, investment strategies, and profitability.

The Corporation’s cryptocurrency inventory may be exposed to cybersecurity threats and hacks.

Malicious actors may seek to exploit vulnerabilities within cryptocurrency programming codes. Several errors and defects in programming codes have been found and corrected, including those that disabled some functionality for users and exposed users’ information. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create virtual bitcoin assets have been relatively rare; however, attempts to discover flaws in or exploitations of the source code are not entirely uncommon. Hackers have been able to gain unauthorized access to digital wallets and cryptocurrency exchanges, thereby exposing the crypto-assets stored and traded on these platforms at risk.

If a malicious actor exposes a vulnerability on a platform or blockchain on which the Corporation stores, trades or mines cryptocurrency, as may be applicable, that could interfere with and introduce defects to the mining operation and could put the Corporation’s cryptocurrency holdings at risk of being hacked or stolen. Private keys which enable holders to transfer funds may also be lost or stolen, resulting in irreversible losses of cryptocurrencies. Hackers may discover novel tactics not currently contemplated herein which jeopardize the Corporation’s assets and operations. The actions of one or more malicious actors could have a material adverse effect on the Corporation’s business, financial condition, liquidity and results of operation.

The Corporation’s coins may be subject to loss, theft or restriction on access.

There is a risk that some or all of the Corporation’s coins could be lost or stolen. Access to the Corporation’s coins could also be restricted by cybercrime (such as a denial-of-service attack) against a service at which the Corporation maintains a hosted online wallet. Any of these events may adversely affect the operations of the Corporation and, consequently, its investments and profitability.

The loss or destruction of a digital private key required to access the Corporation’s digital wallets may be irreversible. The Corporation’s loss of access to its private keys or its experience of data loss relating to the Corporation’s digital wallets could adversely affect its investments.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. The Corporation will publish the public key relating to digital wallets in use when it verifies the receipt of cryptocurrency transfers and disseminates such information into the network, but it will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, the Corporation will be unable to access its coins, and such private keys will not be capable of being restored by network. Any loss of private keys relating to digital wallets used to store the Corporation’s cryptocurrency could adversely affect its investments and profitability.

Incorrect or fraudulent coin transactions may be irreversible.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred coins may be irretrievable. As a result, any incorrectly executed or fraudulent coin transactions could adversely affect the Corporation’s investments.

Coin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a coin or a theft of coin generally will not be reversible and the Corporation may not be capable of seeking compensation for any such transfer or theft. Although the Corporation’s transfers of coins will regularly be made by experienced members of the management team, it is possible that, through computer or human error, or through theft or criminal action, the Corporation’s coins could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

The Corporation’s operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

The Corporation competes with other users and/or companies that are mining cryptocurrencies and other potential financial vehicles, possibly including securities backed by or linked to cryptocurrencies through entities similar to the Corporation. Market and financial conditions, and other conditions beyond the Corporation’s control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly which could limit the market for the Corporation’s shares and reduce their liquidity.

The increase in interest and demand for cryptocurrencies has led to a shortage of mining hardware as individuals purchase equipment for mining at home.

Equipment may require repair and replacement from time to time. Risks of shortages, including, but not limited to, shortages of graphics processing units, may lead to downtime as the Corporation searches for replacement equipment, which may decrease the cryptocurrency the Corporation is able to mine.

Banks may not provide banking services, or may cut off banking services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment.

A number of companies that mine cryptocurrency or are otherwise in cryptocurrency-related businesses have been unable to find banks that are willing to provide them with bank accounts and banking services. Similarly, a number of such companies have had their existing bank accounts closed by their banks. This happened to the Corporation with Signature Bank in 2023 when it elected to stop servicing cryptocurrency-related businesses. Banks may refuse to provide bank accounts and other banking services to such companies or companies that accept cryptocurrencies as payment for their services or derive their value from cryptocurrencies for a number of reasons, such as perceived compliance risks or costs. The difficulty that many such businesses have and may continue to have in finding banks willing to provide them with bank accounts and other banking services may be currently decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies or could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks were to close the accounts of many or of a few key businesses providing bitcoin and/or other cryptocurrency-related services. This could decrease the market prices of cryptocurrencies and adversely affect the value of the Corporation’s cryptocurrency inventory.

The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain.

Crises may motivate large-scale purchases of cryptocurrencies, which could increase the price of cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior wanes, adversely affecting the value of the Corporation’s cryptocurrency inventory.

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoin either globally or locally. Large-scale sales of cryptocurrencies would result in a reduction in their market prices and adversely affect the Corporation’s operations and profitability.

Any use of emerging technologies like AI, machine learning and generative artificial intelligence could lead to unintended consequences and result in reputational harm and litigation.

We continue to evaluate emerging technologies like AI, machine learning and generative AI for incorporation into our business. Regulations relating to these emerging technologies are quickly evolving, and should we adopt such technologies, we may require significant resources to maintain our business practices while seeking to comply with U.S. and other applicable laws. Any failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop that incorporate such technologies and could subject us to reputational harm, regulatory action or litigation, any of which may harm our financial condition and operating results. These same risks apply to our use of third-party service providers who are implementing these tools into the products or services they provide to us.

Increased scrutiny and changing expectations from stakeholders with respect to the Corporation’s ESG practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries, including cryptocurrency mining, are facing increasing scrutiny related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. In May 2021, the SEC proposed rule changes that would require public companies to include certain climate-related disclosures in their periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on their business, results of operations or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements noting that such rule changes were proposed in response to investor demands for consistent and comparable data on climate change. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees. The implementation of the SEC’s proposed rule changes was stayed in April 2024 in response to consolidated legal challenges. In June 2025, the SEC formally withdrew the proposed rule. However, should any similar future rule changes ultimately become effective, we, as a public company, may also face increased oversight from the SEC with respect to our climate-related disclosures.

In addition, the impacts of climate change may affect the availability and cost of materials and natural resources, sources and supply of energy, demand for bitcoin and other cryptocurrencies, and could increase the Corporation’s insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on the Corporation’s operations, or if its operations are disrupted due to physical impacts of climate change, the Corporation’s business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

Exposure to environmental liabilities and hazards may result in the imposition of fines, penalties and restrictions on the Corporation.

The Corporation may be subject to potential risks and liabilities associated with pollution of the environment through its use of electricity. In addition, environmental hazards may exist on a property in which the Corporation directly or indirectly holds an interest that are unknown to the Corporation at present and have been caused by previous or existing owners or operators of the property, which hazards may result in environmental pollution. Any such occurrences that constitute a breach of environmental legislation, laws, rules or regulations may result in the imposition of fines and penalties.

To the extent the Corporation is subject to environmental liabilities, the payment of such liabilities or the costs that it may incur to remedy environmental pollution would reduce funds otherwise available to it and could have a material adverse effect on the Corporation. If the Corporation is unable to fully remedy an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. Environmental hazards and other occurrences, including allegations of the same, involving or otherwise relating to the Corporation may have an undesirable reputational impact on the Corporation and may be an impetus for potential restrictions to be imposed on the Corporation by regulators. The Corporation’s potential exposure to any such occurrences may be significant and could have a material adverse effect on the Corporation.

Risks Related to Government Regulation

Regulatory changes or actions may alter the nature of an investment in the Corporation or restrict the use of cryptocurrencies in a manner that adversely affects the Corporation’s operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies with certain governments deeming cryptocurrency mining illegal while others have allowed their use and trade. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the ability of the Corporation to continue to operate. The effect of any future regulatory change on the Corporation or any cryptocurrency that the Corporation may mine is impossible to predict, but any such change could be substantial and have a material adverse effect on the Corporation. Governments may in the future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost of mining cryptocurrency and/or subject cryptocurrency mining companies to additional regulation. Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade cryptocurrencies or to exchange cryptocurrencies for fiat currency.

By extension, similar actions by other governments may result in the restriction of the acquisition, ownership, holding, selling, use or trading in the SV Shares. Such a restriction could result in the Corporation liquidating its cryptocurrency inventory at unfavorable prices and may otherwise adversely affect the Corporation’s shareholders.

The U.S. political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by the U.S. presidential administration may directly affect us and the global economy.

The political and economic environment in the U.S. and elsewhere has resulted in, and may continue to result in, uncertainty. Changing regulatory policies because of the evolving political environment or otherwise could pose challenges to our business model and materially and adversely affect our business, financial condition and results of operations. For example, in March 2025, the U.S. federal government established a strategic bitcoin reserve, which could significantly affect bitcoin prices through large-scale purchasing programs, potentially creating increased price volatility or artificial price suppression that could make our mining operations less profitable or unprofitable.

Furthermore, the government might exercise greater influence over the bitcoin network, which could affect mining difficulty rates, transaction processing, or other technical aspects of the network in ways that could adversely impact our operations. These changes could affect market sentiment and institutional adoption of bitcoin in unpredictable ways that could impact bitcoin’s value. For example, the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) was passed by the U.S. House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or whether any new law will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on our business and operations.

Our ability to conduct business can also be significantly impacted by changes in tariffs, customs policies, changes in or repeals of trade agreements and the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, during the first quarter of 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, including from certain jurisdictions from which we import mining equipment, or from which components of our mining equipment are manufactured. Such tariffs, if continued, will affect shipments from such jurisdictions.

The timeline, structure, and scope of any potential regulatory policies are uncertain, making it difficult for us to plan for or mitigate these risks effectively. In addition, we cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments. Any such changes could fundamentally alter the competitive and regulatory landscape in which we operate, and political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, all of which potentially having a material adverse effect on our business, financial condition, and results of operation. The price of bitcoin has historically been volatile and is impacted by a variety of factors, including political, economic, regulatory or other conditions.

If regulatory changes or interpretations of our bitcoin mining activities require our registration as an MSB under the regulations promulgated by FinCEN under the authority of the BSA, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material adverse effect on our business and the results of our operations.

To the extent our bitcoin mining activities cause us to be deemed a money services business (an “MSB”) under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act (the “BSA”), we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our cryptocurrency activities cause us to be deemed a “money transmitter” (an “MT”) or be given an equivalent designation under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services maintains a comprehensive “BitLicense” framework for businesses that conduct “virtual currency business activity.” Effective August 2020, Louisiana enacted the Virtual Currency Businesses Act. The implementing regulations were formally adopted in late 2022. In October 2023, California enacted the Digital Financial Assets Law, which requires registration for certain digital financial asset business activities. The original effective date of the Digital Financial Assets Law was July 1, 2025, but this was extended to July 1, 2026. We will continue to monitor for developments in state-level legislation, guidance or regulations applicable to us.

Such additional federal or state regulatory obligations in the United States or obligations that could arise under the regulatory frameworks of other countries may cause us to incur significant expenses, possibly affecting our business and financial condition in a material and adverse manner. Furthermore, we and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs or similar obligations in other countries. If we are deemed to be subject to such additional regulatory oversight and registration or licensing requirements, we may be required to substantially alter our bitcoin mining activities and possibly cease engaging in such activities. Any such action may adversely affect our business operations and financial condition and an investment in our company.

Current regulation regarding the exchange of bitcoins under the CEA by the CFTC is unclear; to the extent we become subject to regulation by the CFTC in connection with our exchange of bitcoin, we may incur additional compliance costs, which may be significant.

The Commodity Exchange Act, as amended (the “CEA”), does not currently impose any direct obligations on us related to the mining or exchange of bitcoins. Generally, the CFTC, the federal agency that administers the CEA, regards bitcoin and other cryptocurrencies as commodities. This position has been supported by decisions of federal courts.

However, the CEA imposes requirements relative to certain transactions involving bitcoin and other digital assets that constitute a contract of sale of a commodity for future delivery (or an option on such a contract), a swap or a transaction involving margin, financing or leverage that does not result in actual delivery of the commodity within 28 days to persons not defined as “eligible contract participants” or “eligible commercial entities” under the CEA (e.g., retail persons). Changes in the CEA or the regulations promulgated by the CFTC thereunder, as well as interpretations thereof and official promulgations by the CFTC, may impact the classification of bitcoin and, therefore, may subject bitcoin to additional regulatory oversight by the agency. Although to date the CFTC has not enacted regulations governing non-derivative or non-financed, margined or leveraged transactions in bitcoin, it has authority to commence enforcement actions against persons who violate certain prohibitions under the CEA related to transactions in any contract of sale of any commodity, including bitcoin, in interstate commerce (e.g., manipulation and engaging in certain deceptive practices).

We cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. Any requirements imposed by the CFTC related to our mining activities or our transactions in bitcoin could cause us to incur additional extraordinary, non-recurring expenses, thereby potentially materially and adversely impacting an investment in the Corporation.

Moreover, if our mining activities or transactions in bitcoin were deemed by the CFTC to constitute a collective investment in derivatives for our stockholders, we may be required to register as a commodity pool operator with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby potentially materially and adversely impacting an investment in the Corporation. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in the Corporation.

While no provision of the CEA or CFTC rules, orders or rulings (except as noted herein) appear to be currently applicable to our business, this is subject to change.

It may be illegal now, or in the future, to mine, acquire, own, hold, sell or use bitcoin or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which could adversely affect us.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, several countries, such as China, India and Russia, may continue taking regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell or use cryptocurrency assets or to exchange any such cryptocurrency assets for local currency. For example, in China, India, and Russia, it is illegal to accept payment in bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. In addition, in March 2021, the governmental authorities for the Chinese province of Inner Mongolia banned bitcoin mining in the province due to the industry’s intense electrical power demands and its negative environmental impacts. If other countries, including the U.S., implement similar restrictions, such restrictions may adversely affect us. For example, in New York State, a two-year moratorium on certain bitcoin mining operations that run on carbon-based power sources was signed into law on November 22, 2022. The moratorium expired on November 22, 2024, without renewal or an extension. Nevertheless, such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors.

Changing environmental regulation and public energy policy may expose our business to new risks.

Our operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any facility we establish can only be successful if we can obtain sufficient electrical power for that facility on a cost-effective basis, and our establishment of new facilities requires us to find locations where that is the case. For instance, our plans and strategic initiatives for expansion are based, in part, on our understanding of current environmental and energy regulations, policies and initiatives enacted by federal and state regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the bitcoin mining and data center industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased renewable energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition and results of operations. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

If we fail to qualify for certain state government tax incentives or to comply with local tax regulations, we may suffer financial losses.

We expect to negotiate for certain sale and use tax incentives from U.S. state governments in exchange for encouraging investment and employment. Our interpretations and conclusions regarding these potential tax incentives are not binding on any taxing authority. If our assumptions about, or interpretation or implementation of, tax and other laws are incorrect; if tax laws or regulations are substantially modified or rescinded; if the tax incentives from which we benefit in the jurisdictions in which we operate are substantially modified or rescinded; if we fail to meet the conditions of any of the tax incentives; or if we do not prevail in disputes with tax authorities, we could suffer material adverse tax and other financial consequences, including owing significant amounts of taxes and penalties that would increase our expenses, reduce our profitability and adversely affect our cash flows, results of operations and financial condition.

Future developments regarding the treatment of digital assets for U.S. federal income and applicable state, local and non-U.S. tax purposes could adversely impact our business.

Due to the new and evolving nature of digital assets and the absence of comprehensive legal guidance with respect to digital assets and related transactions, many significant aspects of the U.S. federal income and applicable state, local and non-U.S. tax treatment of transactions involving digital assets, such as the purchase and sale of bitcoin and the receipt of staking rewards and other digital asset incentives and rewards products, are uncertain, and it is unclear what guidance may be issued in the future with respect to the tax treatment of digital assets and related transactions.

Current Internal Revenue Service (“IRS”) guidance indicates that for U.S. federal income tax purposes digital assets such as bitcoins should be treated and taxed as property, and that transactions involving the payment of bitcoins for goods and services should be treated in effect as barter transactions. The IRS has also released guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to taxable income and guidance with respect to the determination of the tax basis of digital currency. Further, the IRS has clarified that staking rewards received must be included in gross income for the taxable year in which the taxpayer gains dominion and control over the awarded cryptocurrency, and the income is recognized at the fair value at that date. While current IRS guidance creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, it preserves the right to apply capital gains treatment to those transactions, which is generally favorable for investors in bitcoin.

There can be no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that other state, local and non-U.S. taxing authorities or courts will follow the approach of the IRS with respect to the treatment of digital assets such as bitcoin for income tax and sales tax purposes. Any such alteration of existing guidance or issuance of new or different guidance may have negative consequences including the imposition of a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoin, generally, and potentially have a negative effect on the trading price of bitcoin or otherwise negatively impact our business. In addition, future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income and applicable state, local and non-U.S. tax purposes.

Regulatory developments surrounding AI and HPC may negatively impact the Corporation’s efforts to expand into AI and HPC hosting.

The regulatory landscape surrounding HPC, AI and bitcoin mining operations is evolving rapidly, and the Corporation anticipates increased scrutiny and potential regulation in the near and long term. These developments may affect the Corporation’s business and operations in ways that are difficult to predict.

There are growing concerns about the ethical implications and potential misuse of the growing AI technologies, and the AI landscape is facing challenges and uncertainties. The development of more advanced AI systems, such as large language models and generative AI, has raised concerns about potential misuse, bias, and the displacement of human workers. Governments and regulatory bodies are considering measures to ensure responsible development and deployment of AI systems, including guidelines for transparency, accountability, and fairness. For example, the July 23, 2025 Executive Order on Preventing “Woke AI” directs federal agencies to procure only large language models that adhere to truth-seeking and ideological neutrality principles, which could shape public-sector AI standards and influence compliance considerations for AI and HPC hosting providers supporting government workloads. In addition, the White House’s July 2025 America’s AI Action Plan emphasizes streamlined permitting for data centers, grid expansion, and stronger export controls and security guardrails across the AI compute stack, potentially accelerating demand for AI and HPC capacity while also imposing additional constraints on infrastructure development. In recent years, crypto mining has received increased attention from regulators with respect to technical and financial aspects of this industry. The Corporation expects that regulatory efforts in this area will continue to evolve and potentially affect its business. In addition, data center construction has recently encountered organized opposition from environmental and anti-growth groups which has resulted in a stricter regulatory environment.

As a company looking to potentially operate at the intersection of HPC, AI, and bitcoin mining, the Corporation is committed to maintaining a proactive and adaptive approach to regulatory compliance. The Corporation continues to monitor legislative and regulatory developments closely and engage in dialogue with relevant stakeholders to ensure our business practices align with the evolving legal and regulatory framework. However, there can be no assurance that our business will not be adversely impacted by future developments.

Regulations and taxes that target energy could increase our costs and adversely affect our business.

Bitcoin mining and data center operation require significant energy consumption, and our operations could be negatively impacted by government regulations or taxes specifically targeting energy usage in digital asset mining. Federal, state or local authorities may impose restrictions on energy consumption, mandate the use of renewable energy sources or implement higher electricity rates for mining or data center operations, increasing our operating costs. Additionally, governments may introduce taxes on energy usage or carbon emissions that disproportionately affect bitcoin miners, further reducing our profitability. If regulatory or tax burdens make mining economically unviable in certain jurisdictions, we may be forced to relocate operations, secure alternative power sources at higher costs or scale back our business activities, all of which could materially and adversely affect our business, financial condition, and results of operations.

General Risks Related to the Corporation

The Corporation’s loss of foreign private issuer status requires the Corporation to comply with more extensive reporting requirements and to bear the associated costs of the same.

As a foreign private issuer (“FPI”), as such term is defined under the Exchange Act, the Corporation was exempt from certain of the provisions of U.S. federal securities laws until January 1, 2026. The Corporation determined that, as of June 30, 2025, the Corporation no longer qualified as a “foreign private issuer” under the rules and regulations of the SEC, and, as of January 1, 2026, the Corporation became subject to additional regulatory and reporting requirements as a domestic SEC reporting company in the United States. Compliance with those additional regulatory and reporting requirements under U.S. securities laws will likely result in increased expenses. Further, to the extent that the Corporation determines to offer or sell securities outside of the United States, the Corporation would have to comply with the more restrictive Regulation S requirements that apply to U.S. domestic companies, and the Corporation will not be able to utilize FPI registration forms for registered offerings by FPIs in the United States (as it had done in the past), which are expected to increase the costs of accessing capital. In addition, the Corporation has lost the ability to rely upon certain exemptions from Nasdaq corporate governance requirements that are available to FPIs, which may further increase the Corporation’s costs of compliance.

Certain other implications associated with loss of FPI status include that, as an FPI, the Corporation was not required to file annual, quarterly and current reports and financial statements with the SEC as frequently or as promptly as U.S. companies registered under the Exchange Act. As a domestic U.S. filer, the Corporation is required, as of January 1, 2026, to file quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements under Section 14 of the Exchange Act. In addition, the Corporation is now required to prepare financial statements in accordance with US GAAP rather than IFRS, and, beginning January 1, 2026, the Corporation’s “insiders” were and continue to be subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. The Corporation is also no longer exempt from the requirements of Regulation FD promulgated by the SEC under the Exchange Act.

In light of those changes that accompany the transition to becoming a domestic SEC reporting company, the Corporation’s ongoing regulatory and compliance costs associated with the reporting and governance requirements are expected to be significantly higher than the costs it previously incurred as an FPI. As a result, the Corporation expects that the loss of FPI status will increase legal and financial compliance costs, at least in the transition period. In addition, the Corporation will need to develop reporting and compliance infrastructure and may face challenges timely complying with the new requirements.

The Corporation is an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and the Corporation takes advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, which could make the Corporation’s securities less attractive to investors and may make it more difficult to compare its performance to other public companies.

The Corporation is an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Corporation has elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, an exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and an exemption from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Corporation will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the closing of the Corporation’s initial public offering in the U.S., (ii) the last day of the fiscal year in which the Corporation has total annual gross revenue of at least $1.235 billion; (iii) the date on which the Corporation is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the SV Shares held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which the Corporation has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. Until such time as the Corporation ceases to be an emerging growth company and a smaller reporting company, the Corporation’s securityholders may not have access to certain information they may deem important for so long as the Corporation qualifies and elects to take advantage of the accommodations provided to emerging growth companies and smaller reporting companies. The Corporation cannot predict whether investors will find its securities less attractive because it elects to rely on these exemptions. If some investors find the Corporation’s securities less attractive as a result of its reliance on these accommodations, the trading price of its SV Shares may be lower than they otherwise would be, there may be a less active trading market for the SV Shares and the trading price of the SV Shares may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Corporation has elected not to opt out of such extended transition period, which means that, when a standard is issued or revised and it has different application dates for public or private companies, the Corporation, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Corporation’s financial statements with another public company that is either (a) not an emerging growth company nor (b) an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We identified material weaknesses in our internal control over financial reporting for prior reporting years. If we identify material weaknesses for future reporting years, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

We previously identified material weaknesses in our internal control over financial reporting for prior reporting years. To respond to the material weaknesses we identified, we took various remediation steps, as described in Item 9A, “Controls and Procedures.”

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with applicable U.S. securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result.

The Corporation’s success is largely dependent on the performance of the Corporation’s management and executive officers.

The success of the Corporation is dependent upon the ability, expertise, judgment, discretion, performance and good faith of a limited number of people constituting its senior management. While the Corporation has employment or consulting agreements with most of its senior management team, those agreements cannot ensure the Corporation of the continued services of such persons. Any loss of the services of one or more of such individuals could have a material adverse effect on the Corporation’s business, operating results or financial condition.

Certain members of the Corporation’s management team have experience in the cryptocurrency industry, while others have experience in areas including financial management, corporate finance and sales and marketing. The experience of these individuals is a factor that will contribute to the Corporation’s continued success and growth. The Corporation relies on the Corporation’s officers and members of the Corporation’s board of directors (the “Board”), as well as independent consultants, for certain aspects of the Corporation’s business. The amount of time and expertise expended on the Corporation’s affairs by each of the Corporation’s management team and the Corporation’s directors will vary according to the Corporation’s needs. The success of the Corporation may be affected by conflicts of interest the management team or directors may have or may develop in the future. Conflict of interest concerns are further addressed hereinbelow under the heading “Directors and officers may have a conflict of interest between their duties owed to the Corporation and their interest in other personal or business ventures.” The Corporation does not intend to acquire any key man insurance policies, and there is, therefore, a risk that the death or departure of any member of management, the Board or any key employee or consultant could have a material adverse effect on the Corporation’s future.

The Corporation may be unable to attract, develop and retain its key personnel and ensure adequate succession planning.

The Corporation’s operations and continued growth are dependent on its ability to attract, hire, retain and develop leaders and other key personnel. Any failure to effectively attract talented and experienced employees and other personnel or to engage in adequate succession planning and retention strategies could cause the Corporation to have insufficient industry or other relevant knowledge, skills and experience, which could erode the Corporation’s competitive position or result in increased costs, competition for employees or high turnover. Any of the foregoing could negatively affect the Corporation’s ability to operate its business, which, in turn, could adversely affect the Corporation’s reputation, operations or financial performance.

Uninsured or uninsurable risks could result in significant financial liabilities.

The Corporation intends to insure its operations in general accordance with technology industry practice. However, given the novelty of cryptocurrency mining and associated businesses, such insurance may not be available, uneconomical for the Corporation, or the nature or level may be insufficient to provide adequate insurance cover. The Corporation may become subject to liability for hazards against which the Corporation cannot insure or against which the Corporation may elect not to insure because of high premium costs or for other reasons. The payment of any such liabilities would reduce or eliminate the funds available for operations. Payments of liabilities for which the Corporation does not carry insurance may have a material adverse effect on the Corporation’s financial position.

The Corporation does not currently pay cash dividends, and, therefore, the Corporation’s shareholders will not be able to receive a return on their SV Shares unless they sell them.

The Corporation does not anticipate paying dividends in the near future. The Corporation expects to retain earnings to finance further growth and, where appropriate, retire debt. Unless the Corporation pays dividends, the Corporation’s shareholders will not be able to receive a return on their shares unless they sell them. There is no assurance that shareholders will be able to sell SV Shares when desired or at the prices they anticipate.

The market price for SV Shares may be volatile, and there is no guarantee that an active or liquid market will be sustained for the SV Shares.

The Corporation’s SV Shares are listed on Cboe Canada (“Cboe”) and Nasdaq. External factors outside of the Corporation’s control, such as announcements of quarterly variations in operating results, revenues and costs, and sentiments toward stocks, may have a significant impact on the market price of the SV Shares. The market price for the SV Shares could be subject to extreme fluctuations. Factors such as government regulation, interest rates, share price movements of the Corporation’s peer companies and competitors, as well as overall market movements and the market price for the cryptocurrencies that the Corporation mines, may have a significant impact on the market price of the SV Shares. Global stock markets, including Cboe and Nasdaq, have experienced extreme price and volume fluctuations from time to time. There can be no assurance that an active or liquid market will develop or be sustained for the SV Shares.

There are significant legal, accounting and financial costs of being a publicly traded company, which costs may reduce the resources available for the Corporation to deploy on its cryptocurrency mining operations.

For so long as the Corporation has publicly traded securities, it will continue to incur significant legal, accounting and filing fees. As a reporting issuer, the Corporation is subject to reporting requirements under applicable laws, rules and policies of Cboe Canada, Nasdaq and the Canadian and US securities regulatory authorities, including the SEC. Compliance with those requirements increases legal and financial compliance costs, makes some activities more difficult, time consuming or costly and increases demand on existing systems and resources. Among other things, the Corporation is required to file annual, quarterly and current reports with respect to its business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and, if required, improve disclosure controls and procedures and internal controls over financial reporting to meet applicable requirements, significant resources and management oversight may be required. Under the US Sarbanes-Oxley Act of 2002 (“SOX”), the Corporation is required to adhere to strict financial reporting requirements, and documentation proving compliance therewith must be regularly updated and maintained. The Corporation may be required to incur significant costs to satisfy internal and external reporting requirements under SOX and other applicable laws, rules and regulations. Securities legislation and the rules and policies of Cboe Canada and Nasdaq require publicly listed companies to, among other things, adopt corporate governance policies and related practices and to continuously prepare and disclose material information, all of which carry significant legal, financial and securities regulatory compliance costs.

As a result of the Corporation ensuring reporting requirements are met, management’s attention may be diverted from other business concerns, which could harm the Corporation’s business and result of operations. The Corporation may need to hire additional employees to comply with these requirements in the future, which would increase its costs and expenses. Continuing as a reporting issuer may make it more expensive to maintain director and officer liability insurance, which, in turn, could also make it more difficult for the Corporation to retain qualified directors and executive officers.

Directors and officers may have a conflict of interest between their duties owed to the Corporation and their interest in other personal or business ventures.

Certain of the Corporation’s directors and officers are, and may continue to be, involved in the cryptocurrency and HPC/AI industries through their direct and indirect participation in corporations, partnerships or joint ventures that are potential competitors of the Corporation, as well through the ownership interest held by certain of the Corporation’s directors and officers in certain subsidiaries of the Corporation. Situations may arise in connection with potential acquisitions or opportunities where the other interests of these directors and officers may conflict with the Corporation’s interests. Directors and officers of the Corporation with conflicts of interest will be subject to and must follow the procedures set out in applicable corporate and securities legislation, regulations, rules and policies; however, there may be corporate opportunities that the Corporation is not able to pursue due to a conflict of interest of one or more of the Corporation’s directors or officers.

The Corporation may be subject to litigation arising out of its operations.

The Corporation may be subject to litigation from time to time arising from the ordinary course of its business or otherwise. Damages claimed in any such litigation against the Corporation may be material, and the outcome of such litigation may materially impact the Corporation’s operations and the value of the SV Shares. While the Corporation will assess the merits of any lawsuits and defend against such lawsuits accordingly, the Corporation may be required to incur significant expense and devote significant financial resources to such defenses. In addition, any adverse publicity surrounding such litigation and claims may have a material adverse effect on the Corporation’s reputation, which, in turn, may have a negative impact on the value of the SV Shares.

The Corporation has a limited history of operations and is in the early stage of development.

The limited operating history of the Corporation is subject to many risks common to such enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. The Corporation may not be successful in achieving a return on shareholders’ investment, and the likelihood of its success must be considered in light of the early stage of its operations. Although the Corporation has achieved profitable quarters in the past, to date, it has not maintained consistent profitability from period to period, and no assurances can be made that the Corporation will achieve consistent profitability in the near future, if ever. For the year ended December 31, 2025, the Corporation had a net loss from continuing operations of approximately $28.4 million, which net losses were generated as the Corporation executed its business plan. There can be no assurance that the Corporation will be able to develop any of its projects profitably or that any of its activities will generate positive cash flow.

Ineffective management of growth could result in a failure to sustain the Corporation’s progress.

The Corporation has recently experienced, and may continue to experience, growth in the scope and nature of its operations, including in connection with its expansion into the data center business and its acquisition and development of new operational facilities. This growth has resulted in increased responsibilities for the Corporation’s existing personnel and, in general, higher levels of operating expenses. In order to manage its current operations and any future growth effectively, the Corporation will need to continue to implement and improve its operational, internal controls, financial, and management information systems, as well as hire, manage and retain employees and maintain its corporate culture. There can be no assurance that the Corporation will be able to manage such growth effectively or that its management, personnel or systems will be adequate to support the Corporation’s operations.

The Corporation may be subject to tax liabilities and consequences that could reduce the Corporation’s profitability.

The Corporation is subject to various taxes including, but not limited to the following: Canadian income tax; goods and services tax; provincial sales tax; land transfer tax; and payroll tax. The Corporation’s tax filings will be subject to audit by various taxation authorities. Due to its relative novelty, the cryptocurrency industry in particular is subject to a rapidly evolving set of rules as governments begin to regulate this industry, including in the domain of taxation. While the Corporation prepares its tax filings and compliance programs based on the advice of its tax advisors, there can be no assurance that its tax filing positions will not be challenged by a relevant taxation authority, which may result in an increased tax liability for the Corporation.

If the Corporation is characterized as a passive foreign investment company, U.S. shareholders may suffer adverse consequences.

Generally, if for any taxable year 75% or more of the Corporation’s gross income is passive income, or at least 50% of the average quarterly value of the Corporation’s assets are held for the production of, or produce, passive income, the Corporation will be characterized as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. If the Corporation were to be characterized as a PFIC, a U.S. Holder of the SV Shares could suffer adverse U.S. federal income tax consequences, including the treatment of gain realized on the sale of the SV Shares as ordinary income rather than as capital gain, the loss of the preferential income tax rate applicable to dividends (if any) received on the SV Shares by a non-corporate U.S. Holder. Additionally, a U.S. Holder would be taxable upon receipt of certain “excess distributions” with respect to the SV Shares as if such income had been recognized ratably over the U.S. Holder’s holding period for the SV Shares. The U.S. Holder’s income for the current taxable year would include (as ordinary income) amounts allocated to the current taxable year and to any taxable year period prior to the first day of the first taxable year for which the Corporation were a PFIC. Tax would also be computed at the highest ordinary income tax rate in effect for each other taxable year period to which income is allocated, and an interest charge on the tax as so computed would also apply. The Corporation does not believe that it is currently classified as a PFIC. However, the Corporation’s status as a PFIC in any taxable year requires a factual determination that depends on, among other things, the composition of its income, assets and activities in each year, and can only be made annually after the close of each taxable year. Therefore, there can be no assurance that the Corporation was not or will not be classified as a PFIC for the taxable year ended December 31, 2025, the current taxable year or for any past or future taxable year, and the Corporation has not obtained any legal opinion with respect to its PFIC status for its past, current or future taxable years.

For all purposes in this Annual Report, a “U.S. Holder” means a beneficial owner of Registrable Shares that is, (1) an individual who is a citizen or resident alien of the United States for U.S. federal income tax purposes, (2) a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof, or the District of Columbia, (3) an estate the income of which is subject to U.S. federal income tax regardless of its source or (4) a trust (x) with respect to which a court within the United States is able to exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or (y) that has elected under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes.

If a U.S. Holder is treated as owning at least 10% of the SV Shares, such holder may be subject to adverse U.S. federal income tax consequences.

If a U.S. Holder is treated as owning, directly, indirectly or constructively, at least 10% of the value or voting power of the SV Shares, such U.S. Holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in the Corporation’s group, if any. If United States shareholders collectively own more than 50% of the voting power or value of the Corporation or any of its non-U.S. subsidiaries, the Corporation and such non-U.S. subsidiaries each would be classified as a controlled foreign corporation. Additionally, because the Corporation’s group includes one or more U.S. subsidiaries, the application of certain stock attribution rules under the U.S. tax laws in effect for taxable years of foreign corporations that begin before January 1, 2026 (the “Downward Attribution Rules”) could cause certain of the Corporation’s non-U.S. subsidiaries to be treated as controlled foreign corporations, regardless of whether the Corporation is treated as a controlled foreign corporation. The Downward Attribution Rules were amended as part of the One Big Beautiful Bill Act (the “OBBBA”) that was enacted on July 4, 2025. Effective for taxable years of foreign corporations beginning after December 31, 2025, the OBBBA amendments generally prohibit downward attribution from a foreign person, such as the Corporation, to its non-U.S. subsidiaries for purposes of determining United States shareholder and controlled foreign corporation status. Consequently, the Corporation’s non-U.S. subsidiaries generally are not expected to be treated as controlled foreign corporations for taxable years beginning after December 31, 2025 solely as a result of the Corporation’s ownership of U.S. subsidiaries.

A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “net CFC tested income” and investments in U.S. property by controlled foreign corporations, regardless of whether the Corporation makes any distributions. An individual who is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the running of the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due. The Corporation cannot provide any assurances that it will assist its investors in determining whether it or any of its non-U.S. subsidiaries are treated as a controlled foreign corporation or whether any investor is treated as a United States shareholder with respect to it or any of such controlled foreign corporations. Further, the Corporation cannot provide any assurances that it will furnish to any U.S. Holder information that may be necessary to comply with the reporting and tax paying obligations described in this risk factor. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our SV Shares.

The Corporation may be exposed to risks from exchanging currencies, including currency exchange fees.

The Corporation may have varying degrees of financial risk exposure relating to the currency risk and volatility. The Corporation may raise funds and subsequently exchange such funds to another currency, which could result in costly currency exchange fees.

Currently, the Corporation does not engage in foreign currency hedging transactions to protect against fluctuations in future exchange rates, in particular, between the United States dollar and the Canadian dollar, and the Corporation may be more adversely affected by any such currency fluctuations than its competitors that engage in hedging transactions. If the Corporation engages in hedging transactions in the future, it may become exposed to risks associated with such transactions, which may not eliminate any adverse impact of future currency fluctuations on its business, financial condition, results of operations, cash flow and prospects.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks and Integrated Overall Risk Management

The Corporation currently has an Information Security Management System (“ISMS”) in place in order to monitor and govern all aspects for the Corporation’s information security. Additionally, we have begun to formulate and operationalize a cybersecurity incident leadership team (the “CSI management team”) as part of our broader risk management framework in order to promote a company-wide culture of cybersecurity risk management and encourage cybersecurity considerations to become an integral part of our decision-making processes at every level. Our CSI management team will work closely with our internal information security professional (the “IS Lead”) to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Third-Party Service Providers and Risk

We utilize third-party service providers to assess our software and hardware against cybersecurity threats and vulnerabilities. We conduct internal due diligence of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards, including strict controls of privileged access granted to service providers. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Governance and Board Oversight

The Board recognizes the critical nature of managing risks associated with cybersecurity threats. It will continue to review our cybersecurity risk management processes and may implement further changes to those processes to establish robust oversight mechanisms and, ultimately, ensure effective governance in managing risks associated with cybersecurity threats.

The Board has delegated most of its oversight to the Audit Committee, which is composed of Board members with diverse expertise, including risk management, technology, and finance, that we believe equips them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

The CSI management team is expected play a pivotal role in informing the Audit Committee about cybersecurity risks. In consultation with our senior management, the CSI management team will determine whether notification to the Audit Committee of a cybersecurity threat is necessary or advisable. Upon determining that such notification should be given, the CSI management team is expected to provide prompt notification to the Audit Committee.

The Audit Committee actively participates in strategic decisions related to cybersecurity, including by offering guidance and providing approval for major cybersecurity-related initiatives. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives. The Audit Committee plans to periodically discuss our cybersecurity posture and the effectiveness of its risk management strategies with our President and IS Lead (as defined below), as and when appropriate. We believe that this review will aid in identifying areas for improvement and ensure the alignment of cybersecurity efforts with our overall risk management framework.

Risk Management Personnel

The IS Lead has primary responsibility for assessing, monitoring, and managing our cybersecurity risks. Our current IS Lead, Alec Amar, also serves as our President. Our President and IS Lead’s background and experience qualify him to serve as our IS Lead. Mr. Amar has achieved success in both product development and licensing, as well as blockchain solutions. After graduating from the University of Southern California with a degree in economics and digital entrepreneurship, Mr. Amar devised and headed a blockchain operation, building highly efficient and productive mining facilities.

Monitor Cybersecurity Incidents

The IS Lead is informed of any cybersecurity threats or incidents via the Corporation’s cybersecurity processes and third-party service providers. In addition, the IS Lead implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of appropriate security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the IS Lead is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to the Board of Directors

The IS Lead informs the Chief Executive Officer and Chief Financial Officer of all aspects related to cybersecurity risks and incidents and is expected to continue to do so in the future in conjunction with the CSI management team. This process is designed to ensure that the highest levels of management are kept abreast of our cybersecurity posture and the potential risks we face at the applicable time or may face in the future. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the Audit Committee and the Board, as applicable, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Risks from Cybersecurity Threats

Cybersecurity risks and threats, including as a result of any previous cybersecurity incidents, have not materially impacted and are not reasonably expected to materially impact us or our operations to date. However, we recognize the ever-evolving cyber risk landscape and cannot provide any assurances that we will not be subject to a material cybersecurity incident in the future. For additional discussion of cybersecurity-related risks related to our business, see Item 1A. “Risk Factors.”

Item 2. Properties.

The Corporation has three facilities, which are located in Buffalo, New York, North Tonawanda, New York and Columbiana, Alabama. The Corporation’s power plant is also located in North Tonawanda.

The Corporation currently has the following power available through its dedicated infrastructure:

●	Alabama site: 55 MW

●	New York sites: 141.7 MW

●	Total available power today: 196.7 MW

Item 3. Legal Proceedings.

The Corporation is not currently a party to any actual or pending legal proceedings or regulatory actions that would materially affect the Corporation nor is the Corporation currently contemplating any legal proceedings that are material to its business or of which any of its assets are likely to be subject. Furthermore, the Corporation is not aware of any such proceeding known to be contemplated or threatened which would materially affect the Corporation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

The Corporation’s SV Shares trade on Cboe Canada under the ticker symbol “DGX” and on Nasdaq under the ticker symbol “DGXX.”

Holders

As of March 30, 2026, there were a total of 166 holders of record of our SV Shares and 1 holder of record of our PV Shares. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our SV Shares are held in broker “street name.”

Dividend Policy

It is not expected that the Corporation will declare any dividends for the foreseeable future. The Corporation has no restrictions on paying dividends, but, if the Corporation generates earnings in the foreseeable future, it is expected that they will be retained to finance growth, if any. The Board will determine if and when dividends should be declared and paid in the future based upon the Corporation’s financial position at the relevant time. Holders of SV Shares and PV Shares (on an as-converted basis) are entitled to an equal share in any dividends declared and paid on the SV Shares and PV Shares (on an as-converted basis).

Recent Sales of Unregistered Equity Securities

On January 31, 2025, we entered into securities purchase agreements with certain accredited investors for gross proceeds of approximately $6.6 million in a non-brokered private placement of our equity securities, comprised of 2,503,601 SV Shares and warrants exercisable for up to 1,251,801 SV Shares, at a combined purchase price of $2.64 per SV Share and associated warrant (the “February 2025 private placement”). The warrants issued in the February 2025 private placement have a per SV Share exercise price of US$3.66, were immediately exercisable and remain exercisable, if not previously exercised, until February 7, 2028. As previously reported on a Form 6-K filed with the SEC on February 7, 2025, we closed the February 2025 private placement and issued the SV Shares and the associated warrants on February 7, 2025. These securities were issued in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Repurchases

We have not made any repurchases of shares or other units of any class of our equity securities during the fourth quarter of the fiscal year covered by this Annual Report.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and with our interim financial statements incorporated by reference. This MD&A is intended to provide investors with an understanding of our results of operations, financial condition, liquidity and capital resources, and critical accounting estimates through the eyes of management. It includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The numbers below are presented in thousands except for percentages as well as share and per share amounts.

For the purposes of preparing the discussion and analysis contained in this section, management, in conjunction with the Board, considered the materiality of information. Information is considered material if: (i) such information results in, or would reasonably be expected to result in, a significant change in the market price or value of Corporation’s subordinate voting shares; (ii) there is a substantial likelihood that a reasonable investor would consider it important in making an investment decision; or (iii) it would significantly alter the total mix of information available to investors. Management, in conjunction with the Board, evaluated materiality with reference to all relevant circumstances, including potential market sensitivity.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the results of the Corporation and its wholly-owned subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”). The Corporation’s consolidated financial statements filed with this Annual Report and this discussion and analysis are reported in thousands of US dollars and US dollars, respectively, except where otherwise noted. The Corporation’s management team is responsible for the preparation and integrity of the financial statements, including the maintenance of appropriate information systems, procedures and internal controls. Management is also responsible for ensuring that information disclosed externally, including the financial statements and this related discussion and analysis, is complete and reliable.

Description of Business

Digi Power, through its U.S. operating subsidiaries, is an innovative energy infrastructure company that develops data centers to drive the expansion of sustainable energy assets. With multiple sites, including its combined cycle and high-capacity substations, the Corporation taps into and enhances the energy grid, supporting both industrial clients and broader energy markets.

Digi Power’s mission is to create efficient, reliable, and cost-effective energy solutions by maximizing the potential of our power facilities and building advanced infrastructure to meet the demands of high-performance computing, bitcoin mining, and other energy-intensive industries.

The head office of the Corporation is located at 218 NW 24th Street, 2nd Floor, Miami, Florida 33127.

Mining operation and network overview

Revenue from the Corporation’s bitcoin mining operation is recognized based upon the average bitcoin price in effect on the day the bitcoins are mined. Bitcoins are received within in a 24-hour period from the actual time they are mined. The bitcoin price is volatile and can change markedly from day to day. This volatility in price can result in material changes in revenue recorded from period to period.

Network mining difficulty is one of the most significant competitive conditions the Corporation faces in its bitcoin mining operation. Network difficulty is a unitless measure of how difficult it is to find a hash below a given target. Network difficulty is impacted directly by the price of bitcoin. As the price of bitcoin increases network mining difficulty may increase if more competitors begin to mine bitcoin, which would result in a decrease in the number of bitcoins mined by the Corporation based upon its existing computing power. As network difficulty rises the costs to the Corporation to mine bitcoin also rises.

The bitcoin network protocol automatically adjusts network difficulty by changing the target every 2,016 blocks hashed based on the time it took for the total computing power used in bitcoin mining to solve the previous 2,016 blocks such that the average time to solve each block is maintained as close to ten minutes as possible. Price and network difficulty are positively correlated such that as the price of bitcoin rises, there is an added incentive for miners to enter the market, and such increase in miners typically has a proportional increase in network difficulty.

With respect to the conversion of the Corporation’s bitcoin to cash, the Corporation relies on a third-party service provider to broker sales of its mined bitcoin. In 2022, the Corporation began to monetize a portion of bitcoin mined to fund the Corporation’s operating costs and SG&A expenses, mitigating the need to access equity markets to fund those costs and expenses when appropriate. When necessary, this strategy has continued to be utilized during the entirety of 2025 and to the date of the discussion and analysis in this section.

A “mining pool” is a service operated by a mining pool operator that pools the resources of individual miners to share their processing power over a network. Mining pools emerged in response to the growing difficulty and network hash rate competing for bitcoin rewards on the bitcoin blockchain as a way of lowering costs and reducing the risk of an individual miner’s mining activities. The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises participating in the mining pool. Mining pools are subject to various risks such as disruption and down time. In the event that a pool we utilize experiences down time or is not yielding returns, our results may be impacted.

The Corporation uses a mining pool that pays bitcoin rewards utilizing a “Full-Pay-Per-Share” payout of bitcoin based on a contractual formula, which calculates payout primarily based on the hash rate provided by us to the mining pool as a percentage of total network hash rate, along with other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator. The Corporation transitioned completely to this type of mining pool in 2022 and utilized it for the year ended December 31, 2025.

Mining Operations

Bitcoin

As of December 31, 2025, the Corporation held a total of approximately 133 bitcoins with an inventory value of $11,812,321 based on the bitcoin price as of that date per the Gemini exchange. For the twelve-month period ending December 31, 2025, Digi Power mined a total of approximately 34 bitcoins compared to a total of approximately 188 bitcoins for the twelve-month period ending December 31, 2024, representing a decrease of 82%.

The number of bitcoins mined decreased compared to 2024 due to the continued expansion of the Corporation’s hosting and colocation operations agreements that were entered into in order to diversify its operations.

For the three-month period ending December 31, 2025, Digi Power self-mined a total of approximately 2 bitcoins compared to a total of approximately 0 bitcoins for the three-month period ending December 31, 2024.

Ethereum

As of December 31, 2025, the Corporation held a total of 1,009 Ethereum with an inventory value of $3,001,859 based on the Ethereum price as of that date per the Gemini exchange, as compared to a value of $0 as of December 31, 2024, as the Corporation diversified its cryptocurrency holdings with the acquisition of Ethereum during the year.

Updates and Expansion

On February 7, 2023, the Corporation announced that it had completed the acquisition of a 60 MW power plant in North Tonawanda, NY. Further to the Corporation’s initial news release on March 24, 2021, the terms of the acquisition were amended to reflect an all-cash purchase price. No shares of the Corporation were issued in connection with the acquisition.

The acquisition represents a significant milestone in the Corporation’s ongoing infrastructure expansion strategy. As a result of the acquisition, the Corporation’s consolidated operating capacity across its three sites represents approximately 90MW of available power, representing approximately 2 EH/s of computing power. The generator capacity will continue flexible operation to ensure that 24/7 dispatchable supply is made available to area residents, businesses and industry to mitigate impacts of power interruptions in concert with directives of the New York Independent System Operator (NYISO).

A Colocation Services Agreement was entered into on April 20, 2023, by and between the Corporation and Bit Digital USA, Inc. (“Bit”). Under the terms of the agreement, Digi Power provides hosting services in return for reimbursement of power consumption per the contractual terms.

A Colocation Services Agreement was entered into on September 21, 2023, by and between the Corporation and a strategic partner. Under the terms of the agreement, Digi Power provides hosting services in return for reimbursement of power consumption per the contractual terms.

On July 11, 2024, the Corporation announced that it signed a profit-sharing agreement with a strategic partner. Under the executed agreement, the Corporation agreed to integrate 11,000 state-of-the-art S21 miners (200/TH) into its facilities, translating to approximately 44 MW of hosting. This deal also includes a profit-sharing component, whereby the Corporation receives 60% of the daily bitcoin mining rewards earned from the S21 miners in exchange for providing the agreed upon capacity and electrical infrastructure support.

On February 7, 2025, the Corporation closed a private placement for gross proceeds of $6,609,500 and consisted of the sale of 2,503,601 subordinate voting shares of the Corporation and 1,251,801 warrants at a price of $2.64. Each warrant is exercisable at a price of $3.66 and expires three years from the issuance date.

On July 23, 2025, the Corporation completed a registered direct offering of 4,005,804 subordinate voting shares at an offering price of US$3.12 per share resulting in gross proceeds of $12,498,108 and 801,889 pre-funded warrants at a price of US$3.119 for gross proceeds of $2,501,092. Each pre-funded warrant entitles the holder to acquire one subordinate voting share of the Corporation at a nominal exercise price of $ 0.001 per share.

The Corporation incorporated US Data Centers Inc. as a subsidiary on September 20, 2024. In Q1 2025, the Corporation dissolved this subsidiary and incorporated an entity of the same name. Funds of approximately $1,000,000 were distributed back to the original shareholders upon dissolution.

On February 11, 2025, Digi Power announced the formation of US Data Centers, Inc. (“US Data Centers”), a subsidiary of the Corporation dedicated to the development of high-performance computing (“HPC”) and artificial intelligence (“AI”)-focused data centers. The new US Data Centers website can be found at www.usdatacenters.ai.

With the launch of US Data Centers, Digi Power is creating a dedicated platform focused entirely on delivering AI and HPC solutions, ensuring purpose-built infrastructure for the next generation of computing. As its first major initiative, US Data Centers plans to lead the transformation of the Corporation’s existing site in Columbiana, Alabama into a state-of-the-art Tier III data center designed to support next-generation AI and HPC workloads.

First ARMS 200 Pod Deployment Expected in Q4 2025 – The Corporation commenced assembly of its first ARMS 200 Tier III AI data center pod during Q4 2025, with full activation expected in Q2 2026. This milestone, when achieved, will represent Digi Power X’s first modular AI infrastructure deployment under its ARMS (AI-Ready Modular Solution) platform.

Load Study Approved for Additional 60 MW of Power in Upstate New York – The Corporation received approval for a load study providing an additional 60 MW of available power capacity in one its New York locations, further strengthening Digi Power X’s energy infrastructure to support future AI expansion across its U.S. sites.

First B200 GPU Cluster Deployment on Track – In partnership with Super Micro Computers, Inc. (“SMCI”), the Corporation remains on schedule to have its first NVIDIA B200 GPU cluster fully operational by Q2 2026, which will mark a major milestone in its AI infrastructure roadmap.

The Corporation continues to develop its retail compute platform, NeoCloudz, which launched in January 2026. Built on an SMCI enterprise-grade backbone, NeoCloudz is designed to provide developers, startups, and enterprises with on-demand access to GPU compute through a modern, consumer-grade interface. The platform will leverage Digi Power X’s Tier III infrastructure, high-efficiency liquid cooling and low-latency networking architecture to deliver scalable, high-performance AI and HPC capabilities to users worldwide.

As part of its ongoing transition from cryptocurrency mining to AI-driven infrastructure, Digi Power X has established a phased deployment plan across its existing power assets. This strategic roadmap reflects the Corporation’s disciplined approach to scaling Tier III AI data center capacity while optimizing energy efficiency and returns. The following is an anticipated roadmap of the Corporation’s power asset allocation towards AI-driven projects:

●	Q1 2026: 5 MW

●	Q2 2026: 15 MW

●	Q3 2026: 30 MW

●	Q4 2026: Total of 55 MW, with 40 MW critical load capacity

The Corporation currently has the following power available through its dedicated infrastructure:

●	Alabama site: 55 MW

●	New York sites: 141.7 MW

●	Total available power today: 196.7 MW

●	North Carolina (anticipated availability by 2028): 200 MW

In March 2026, the Corporation introduced the formation of US Data Centers as an independent subsidiary. US Data Centers will commercialize the ARMS modular data center system, a turnkey modular AI data center system that can convert a powered site into an operational AI data center in a fraction of the time required by conventional construction. US Data Centers will manufacture and sell the ARMS system, while its customers will own and operate their own sites. As of the date of this Annual Report, Digi Power X holds approximately a 51% equity stake in US Data Centers.

Green Initiative

Digi Power’s operations use a blend of renewable energy, zero-carbon electricity, and non-renewable sources. Currently, approximately 89% of the electricity consumed by the Corporation’s grid-based power across its two New York State sites is sourced from zero-carbon generation, including hydroelectric and nuclear resources within the NYISO market. Additionally, a significant portion of the total energy consumed at these sites is derived from renewable sources such as wind and solar. New York State’s power grid, especially upstate New York, remains one of the cleanest in the United States, supported by hydroelectric assets and continued renewable energy expansion.

As the Corporation brings online its own natural gas-fired power generation facility, it is actively evaluating the procurement of renewable natural gas (RNG) and other low-carbon fuel alternatives where economically viable. This includes potential sourcing from landfill gas and agricultural anaerobic digestion projects, particularly in regions with established supply infrastructure. These efforts position the Corporation to support sustainable and cost-effective fuel sourcing strategies.

Current Carbon-Neutrality Efforts & Initiatives include:

●	100% Carbon Neutral by 2026: The Corporation is targeting carbon neutrality across all operations by the end of 2026 through a combination of zero-carbon electricity procurement, operational efficiency improvements, and the use of high-quality, verified carbon offsets where necessary. While the original goal was 2025, the timeline has been adjusted to align with updated projections on New York State’s renewable energy deployment, which is slightly behind pace. The Corporation remains on track to meet its long-term target of using 100% renewable energy by 2030.

●	Community Solar Leadership: The Corporation is the anchor subscriber to a 5 MW community solar project located in Grand Island, NY, just 15 miles from its East Delevan facility. This project will generate enough clean electricity to power more than 2,500 homes annually. Our participation directly supports the development of new renewable assets, adds clean energy to the grid, and helps reduce overall electricity costs and price volatility.

●	Digigreen Initiative: An internal program focused on implementing sustainable, environmentally responsible, and economically sound practices. This initiative helps position the Corporation as an industry leader in reducing and eliminating its carbon footprint without sacrificing profitability.

●	Crypto Climate Accord: As a signatory to this private sector-led initiative, the Corporation is working collaboratively with other crypto stakeholders to rapidly decarbonize the cryptocurrency industry.

●	Proof of Green: The Corporation is developing internal measurement and reporting frameworks to track energy sourcing, emissions intensity, and carbon reduction progress across operations. These tools will enable regular environmental accountability reporting and provide strategic guidance to directors and shareholders on carbon reduction opportunities.

●	Grid Support & Load Flexibility: The Corporation’s operations are capable of dynamically adjusting load in response to grid conditions, supporting system reliability during peak demand periods. This flexibility enables participation in demand response and other grid-balancing programs, further contributing to overall reductions in grid carbon intensity.

At-the-Market Offering

On May 30, 2025, the Corporation entered into an at-the-market sales agreement with A.G.P./Alliance Global Partners as agent (the “Agent”), pursuant to which the Corporation established an at-the-market equity program (the “ATM Program”). From the commencement of the ATM Program through December 31, 2025, the Corporation issued 24,078,450 subordinate voting shares in exchange for gross proceeds of $91,549,033, at an average share price of $3.80, and received net proceeds of $88,808,661 after paying commissions of $2,740,372 to the Agent and incurring $100,000 of other transaction fees.

Custodial services for digital currencies

The Corporation has a digital custody account with Gemini Trust Company, LLC (Gemini). Gemini is a digital currency exchange and custodian that allows customers to buy, sell, and store its digital assets. Gemini holds 100% of the Corporation’s cryptocurrency assets in hot storage. Gemini is not a related party of the Corporation. The Corporation is not aware of anything with regards to Gemini’s operations that would adversely affect the Corporation’s ability to obtain an unqualified audit opinion on its audited financial statements.

The Corporation has chosen to hold its full inventory of Corporation’s cryptocurrency assets with Gemini due to its track record in the industry. Gemini is a New York trust company regulated by the New York State Department of Financial Services and is the foreign equivalent of a Canadian financial institution (as that term is defined in National Instrument 45-106 – Prospectus Exemption). Gemini is a qualified custodian under New York Banking Law and is licensed by the State of New York to custody digital assets. Gemini has not appointed a sub-custodian to hold any of the Corporation’s cryptocurrencies. Gemini has US$125M split between US$25M of commercial crime insurance for digital assets held in online hot wallet and US$100M for offline, cold storage insurance coverage. Although the Corporation has historically utilized both cold and hot storage for its digital crypto assets with Gemini, the Corporation currently holds all its cryptocurrencies custodied with Gemini in hot storage.

The Corporation has conducted due diligence on Gemini and has not identified any material concerns. It routinely reviews and verifies its asset balances on public blockchain explorers. Management of the Corporation is not aware of any security breaches or other similar incidents involving Gemini that resulted in lost or stolen cryptocurrency assets. In the event of an insolvency or bankruptcy of Gemini, the Corporation would write off as losses any unrecoverable cryptocurrency assets.

In order to monitor Gemini, the Corporation relies on system and organization controls provided by a SOC 2 Type II report, which was undertaken by Deloitte & Touche LLP, an independent audit firm. A SOC 2 Type II certification and report are viewed as instrumental in providing verification to third parties that appropriate controls have been put in place to safeguard the Corporation’s cryptocurrency assets, specifically as it relates to having strict security and data protection processes and protocols.

In general, a SOC 2 Type II certification is issued by an outside auditor that evaluates the extent to which a vendor complies with five trust principles based on the systems and processes in place. These five principles include the following:

●	“Security”, which addresses the safeguarding of system resources and assets against unauthorized access;

●	“Availability”, which addresses the accessibility of the system as stipulated by the applicable service agreement between vendor and customer;

●	“Processing Integrity”, which addresses whether or not a system achieves its purpose;

●	“Confidentiality”, which addresses whether access and disclosure of data is restricted to a specified set of persons or organizations; and

●	“Privacy”, which addresses the system’s collection, use, retention, disclosure and disposal of personal information in conformity with an organization’s privacy notice.

The Corporation has elected to use Gemini as its sole custodian as Gemini compiles documented controls that can be provided to the Corporation, such as the SOC 2 Type II certification. The Corporation reviews the SOC 2 Type II report to ensure it maintains a secure technology infrastructure and the security systems designed to safeguard cryptocurrency assets are operating effectively. To date, the Corporation has not identified any material concerns based on its review of the SOC 2 Type II report.

Gemini maintains insurance coverage for the cryptocurrency held on behalf of the Corporation in its online hot wallet. The Corporation is in the process of looking to insure the remainder of its mined digital currency. Given the novelty of digital currency mining and associated businesses, insurance of this nature is generally not available, or is uneconomical for the Corporation to obtain, which leads to the risk of inadequate insurance cover.

On occasion, to mitigate third-party risk, the Corporation will hold a portion of its digital currencies in cold storage solutions that are not connected to the internet. The Corporation’s digital assets that are held in cold storage are stored in safety deposit boxes at a bank branch. The wallets in which the Corporation stores its cryptocurrency assets are not multi-signature wallets; however, the Corporation secures the 24-word seed phrase, which facilitates recovery of the wallets should the wallets become lost, stolen or damaged, by partitioning the seed phrase in multiple parts, and securing each part in a separate location. Each part of the seed phrase is stored in either a safe or safety deposit box, The Corporation replicates this security protocol by taking the same 24-word seed phrase, partitioning this into several parts and storing each part in a secure location in a separate safe or safety deposit box than was used for the first copy of the seed-phrase. This duplication ensures that the digital currencies held via cold storage solutions will be recoverable by the Corporation, should the Corporation’s cold-wallets become lost, stolen or damaged. During the year-ended December 31, 2025, and, as of the date of this Annual Report, all of the Corporation’s cryptocurrency assets are currently held in its Gemini wallets.

Selected Financial Information

	Period ended December 31, 2025 ($)	Year ended December 31, 2024 ($)
Revenue	34,188,226	37,002,263
Net (loss)	(28,356,223)	(12,391,298)
Net income (loss) per share – basic and diluted	(0.64)	(0.40)

	Period ended December 31, 2025 ($)	Year ended December 31, 2024 ($)
Total assets	134,113,579	34,318,088
Total long-term liabilities	2,203,526	2,279,211

Selected Quarterly Information

A summary of selected information for each of the eight most recent quarters prepared in accordance with U.S. GAAP is as follows:

		Net Income or (Loss)
Three Months Ended	Revenues ($)	Total ($)	Per Share - Basic ($)	Per Share - Diluted ($)
2025-December 31	8,654,879	(16,584,733)	(0.31)	(0.31)
2025-September 30	8,145,309	302,791	0.01	0.01
2025-June 30	8,111,451	(10,385,750)	(0.29)	(0.29)
2025-March 31	9,276,587	(1,688,532)	(0.05)	(0.05)
2024-December 31	5,637,540	(6,057,655)	(0.28)	(0.28)
2024-September 30	9,175,740	(6,412,344)	(0.13)	(0.13)
2024-June 30	9,230,664	(4,765,447)	(0.16)	(0.16)
2024-March 31	12,958,319	4,844,148	0.17	0.17

The Corporation is generally not subject to seasonality. Factors that may impact revenues and profitability include bitcoin price, network difficulty, the price of power, foreign currency fluctuations and the Corporation’s hashrate.

Results of Operations

For the three months ended December 31, 2025, compared to the three months ended December 31, 2024:

For the three months ended December 31, 2025, the Corporation’s net loss was $16,584,733 compared to a net loss of 6,057,655 for the three months ended December 31, 2024. Highlights of the quarter include:

Revenue

Revenue from bitcoin mining was $150,471 for the three months ended December 31, 2025, compared to $563 for the period ended December 31, 2024.

For the three-month period ended December 31, 2025, the Corporation self-mined a total of approximately 2 bitcoins at an average bitcoin price of US$99,781 (from Gemini) compared to the three-month period ended December 31, 2024, in which the Corporation mined approximately nil bitcoins at an average price of bitcoin of US$83,430.

The primary reason for the minimal amount in the Corporation’s mining revenues in both years was the continued diversification of the Corporation’s revenue streams by entering into the colocation agreements mentioned above in the discussion and analysis in this section. By entering into these contracts, the Corporation was able to utilize its existing infrastructure and power supply and receive consistent payment for consumption.

From the colocation agreements, the Corporation recognized revenue from colocation service agreements of $3,994,300 for the quarter ended December 31, 2025 (2024: $5,076,484). The decline in colocation revenue in Q4 2025 versus Q4 2024 is attributed to the Corporation’s transition to building out AI-driven infrastructure during the quarter in one of its previous hosting locations. Sale of electricity was $nil in Q4 2025 as the Corporation’s agreement with Northern Data expired at the end of Q2 2024.

The Corporation also recognized revenue from the sale of energy of $4,510,108 for the period, compared to $560,493 in Q4 2024. Revenue from this acquisition of a business is recognized each month through the operations of the plant through its available capacity that can be sold, and actual generation of power sold. The increase in revenue on a year-over-year basis was due to the plant selling its power to the grid during the current year instead of using the plant power to run its mining operations (higher power pricing drove the decision to curtail). The decrease in revenue on a year-over basis is due to the plant being offline for a majority of Q4 due to equipment maintenance.

Cost of Revenue

The Corporation’s cost of revenues was $9,406,962 for the three-month period ended December 31, 2025, compared to $11,048,321 for the three-month period ended December 31, 2024.

Cost of revenue remained relatively consistent and only increased by $594,040 year over year.

Depreciation and amortization expense decreased by $2,235,399 year over year as the expense associated with the $3.2 million of assets related to the Corporation’s infrastructure and mining equipment that were put into use during the first half of 2024 was offset by the reduction of expense associated with fully depreciated assets.

Operating Expenses

The Corporation’s operating expenses were $12,815,516 for the three-month period ended December 31, 2025, compared to a positive $2,364,199 in the same period of 2024.

The primary drivers in the current period versus the quarter ended December 31, 2024, were due to:

●	Share based compensation expense of $4,321,977 (2024: $1,280,351) related to vested stock options and RSU’s awards.

●	Loss on revaluation of digital currencies in the current period of $4,495,221 (2024: gain of $647,238).

●	Foreign exchange loss of $1,421,980 (2024: gain of $4,099,794) related to currency exchange fluctuations on the intercompany balances.

Other Income (Expenses)

Other income/expense items of note in the current year include the revaluation of the warrant liabilities which resulted in a loss of $4.06 million (2024: loss of $3.10 million).

For the year ended December 31, 2025, compared to the year ended December 31, 2024:

For the year ended December 31, 2025, the Corporation’s net loss was $28,356,223 compared to a net loss of $12,391,298 for the year ended December 31, 2024.

Highlights of the period include:

Revenue

Revenue from bitcoin mining was $3,532,378 for the year ending December 31, 2025, compared to $10,318,500 for the year ended December 31, 2024.

During the year ended December 31, 2025, the Corporation mined 34 bitcoins at an average bitcoin price of US$101,640 (from Gemini) compared to the year ended December 31, 2024, in which the Corporation mined 188 bitcoins at an average price of bitcoin of US$65,963. With the average price of bitcoin increasing by 54% on a year over year basis and bitcoin network difficulty increasing due to the halving event in 2024, the most significant factor impacting the decrease in the Corporation’s mining revenue in 2025 versus the prior year was the continued diversification of Corporation’s revenue streams in 2025 by remaining in its current Colocation agreements mentioned above in the discussion and analysis in this section. By continuing in these contracts, the Corporation is able to utilize its existing infrastructure and power supply and receive consistent payment for consumption.

From these agreements, the Corporation recognized revenue from colocation service agreements of $17,468,899 for the year ended December 31, 2025 (2024: $15,790,179) and $nil from the sale of electricity (2024: $6,283,028) as this agreement ended in 2024.

The Corporation also recognized revenue from the sale of energy of $13,195,949 for the period, compared to $4,610,556 in 2024, representing an increase of 186%. Revenue is recognized each month through the operations of the plant through its available capacity that can be sold, and actual generation of power sold. During the year at opportune times, the Corporation was more readily available to sell power back to the grid from our natural gas combined cycle power plant at peak kilowatt rates during heavy demand cycles, as the Plant underwent maintenance during the entirety of Q4 2024 and was therefore not able to earn any revenues during this timeframe.

Cost of Revenues

The Corporation’s cost of revenues was $37,404,789 for the year ended December 31, 2025, compared to $48,349,183 for the year ended December 31, 2024.

Cost of revenue decreased slightly by $2,260,605 as compared to the prior year due primarily to the costs associated with the operation at its Alabama site being transitioned into a Tier III data center, as costs associated with the mining related activities were minimized from April 2025 through the end of the year.

Depreciation and amortization expense decreased by $8,683,789 year over year as the expense associated with the Corporation’s data miners are almost fully depreciated as of December 31, 2025 ($399,341 of depreciation in 2025 compared to $8,733,406 in 2024 for these assets).

Operating Expenses

The Corporation’s operating expenses were $23,085,555 for the year ended December 31, 2025, compared to $385,669 for the year ended December 31, 2024.

The primary variances in the current year from the year ended December 31, 2024, were due to:

●	Increase in office and administrative spend of $2,931,010 associated with expenses incurred related to officers’ compensation and an increase in marketing and consulting fees to help drive business expansion.

●	Foreign exchange loss of $3,498,836 (2024: gain of $5,227,038) related to currency exchange fluctuations on the intercompany balances.

●	Share based compensation expense of $8,031,276 (2024: $2,547,123) related to vested stock options and RSU’s awards.

●	Loss on revaluation of digital currencies in the current period of $4,109,276 (2024: gain of $898,691).

Other Income (Expenses)

Other income/expense items of note in the current year include the revaluation of the warrant liabilities which resulted in a loss of $3.11 million (2024: loss of $723,529).

Liquidity and Capital Resources

As of December 31, 2025, the Corporation had a positive working capital balance of $86,264,358, including digital currencies of $14,814,180. The Corporation commenced earning revenue from digital currency mining in mid-February 2020; however, it has limited operating history, and there can be no assurance that the Corporation’s historical performance will be indicative of its future performance.

The Corporation’s ability to continue as a going concern is dependent on the Corporation’s ability to efficiently execute on its Tier III initiatives, continue its existing colocation arrangements and develop new customers, manage operational expenses, and raise additional funds through debt or equity financing.

The Corporation’s capital management objective is to provide the financial resources that will enable Digi Power to maximize the return to its shareholders while also optimizing its cost of capital. In order to achieve this goal, the Corporation monitors its capital structure and adjusts as required in response to an ever-changing economic environment and the various risks to which the Corporation is exposed. The Corporation’s approach to attaining this objective is to preserve a flexible capital structure that optimizes the cost of capital at a satisfactory level of risk, to maintain its ability to meet financial obligations as they come due, and to ensure the Corporation has appropriate financial resources to fund its organic and acquisitive growth.

In order to achieve its future business objectives, Digi Power may need to liquidate or borrow against bitcoin that has been accumulated as of the date hereof as well as bitcoin generated from ongoing operations, which may or may not be possible on commercially attractive terms or at all. The Corporation presently anticipates that additional financing may be required to fund its initiative of developing high-performance computing and artificial intelligence focused data centers.

The Corporation also anticipates that additional financing could be required as part of its ongoing transition from cryptocurrency mining to AI-driven infrastructure.

Digi Power may manage its capital structure through a variety of methods, including, without limitation, by issuing equity, seeking financing through loan products, adjusting capital spending, entering into beneficial hosting or colocation agreements, or disposing of assets.

Cash Flows

Operating Activities

Cash used by operating activities for the year ended December 31, 2025, was $25,535,126 as compared to cash used of $17,532,344 for the year ended December 31, 2024. The difference is primarily attributable to the change in digital currency items (-$15,103,264 versus -$22,483,518), decrease in depreciation and amortization ($6,953,826 versus $15,585,651), share based compensation ($8,031,276 versus $2,547,123) and the increase in amounts used for working capital items in the current quarter (-$2,015,710 versus $3,158,474).

Investing Activities

Cash used from investing activities for the year ended December 31, 2025, was $12,203,076 as compared to cash provided from investing activities of $14,716,869 for the year ended December 31, 2024. In the current year, cash of $17,297,576 was used for the purchase of equipment and deposits, $6,157,514 for the acquisition of digital currencies, and there were digital currencies traded for cash of $10,972,014. In the prior year, $3,790,777 was used for the purchase of mining infrastructure equipment and there were digital currencies traded for cash of $18,507,626.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2025, was $114,513,065, as compared to cash provided of $4,178,118 for the year ended December 31, 2024. The drivers of the balance in the current year were proceeds of shares issued for cash of $104,679,906 and the proceeds from exercise of warrants and options of $8,458,912, partly offset by the return of proceeds to non-controlling interest of $1,000,000. The drivers of the balance in the prior year were proceeds of shares issued for cash of $4,006,157 and proceeds received from a non-controlling interest of $1,000,000, offset by repayment of loans of $317,559 and lease and mortgage payments of $109,980 and $400,500.

Notes Receivable and Related Party Transactions

Investment

In December 2021, the Corporation entered into an agreement for a Secured Convertible Promissory Note (“Note”) with principal of $800,000. The Note accrued interest at a rate of 6% per annum, with 3% payable in cash every calendar quarter and 3% payable in notes. The Note was converted into Series C Preferred Stock (“Shares”) of the issuer effective October 1, 2023, with 8,000 warrants issued to the Corporation. The Shares are secured by the assets of the issuer. As at December 31, 2025, the fair value of the Shares and warrants was estimated to be $1,543,331.

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties include key management personnel and may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions are recorded at the exchange amount, being the amount agreed to between the related parties.

Key management personnel are those persons having authority and responsibility for planning, directing, and controlling the activities of the Corporation, directly or indirectly. Key management personnel include the Corporation’s executive officers and members of the Board of Directors.

Remuneration of key management personnel of the Corporation was as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Professional fees (1)	195,000	136,081
Salaries (1)	2,683,973	858,479
Directors fees	99,529	-
Share based compensation (2)	6,756,814	1,564,208
Total	$9,735,316	$2,558,768

(1)	Represents the professional fees and salaries paid to officers and directors in BTC. During the year ended December 31, 2025 the Corporation paid 9 BTC (year ended December 31, 2024 - 26 BTC) as compensation for the services provided in by officers and directors with a fair value of $843,665 (year ended December 31, 2024 - $1,773,027).
(2)	Represents the share-based compensation for officers and directors.

Share Capital

As of the date of this Annual Report, the Corporation has 69,807,449 subordinate voting shares outstanding.

As of the date of this Annual Report, the Corporation has issued 2,939,127 options, 2,866,613 restricted share units and 1,475,143 warrants outstanding, including 240,385 broker warrants.

Subsequent Events

On January 9, 2026, the Corporation announced that it entered into a settlement agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) related to certain disputed compensation in connection with the registered direct financing the Corporation closed on July 23, 2025.

Pursuant to the Agreement, the Corporation agreed to pay a cash fee of $840,000 and to issue to Wainwright a warrant (the “Wainwright Warrant”) exercisable for up to an aggregate of 269,231 of the Corporation’s subordinate voting shares at a price of $2.85 per share for a period of five years from the date of issuance. The Wainwright Warrant was issued on February 20, 2026.

The Corporation completed its uplisting to Cboe Canada effective at market open on February 27, 2026. Following the uplisting from the TSX Venture Exchange to Cboe Canada, the Corporation’s subordinate voting shares continue to trade under the symbol “DGX” on Cboe Canada, and the shares continue to be listed on Nasdaq and trade under the symbol “DGXX”. The Corporation remains a “reporting issuer” under applicable Canadian securities laws through the transition from the TSX Venture Exchange to Cboe Canada. Following the uplisting to Choe Canada, the shares no longer trade on the TSX Venture Exchange and were voluntarily delisted from the TSX Venture Exchange effective as of close of market on February 26, 2026.

Subsequent to December 31, 2025, the Company announced a restructuring and clarification of its relationship with US Data Centers, Inc., confirming that it retains a 51% controlling equity interest and that USDC is limited to the manufacturing and distribution of modular data center equipment, with no ownership interest or participation in the Company’s data center assets or revenues.

Subsequent to December 31, 2025, the Corporation issued 379,664 subordinate voting shares to settle vested RSUs and issued 1,000,000 RSUs to a new Advisory Board member.

On March 23, 2026, the Corporation issued a total of 50,000 stock options and 50,000 RSUs to an officer of the Corporation in accordance with the Corporation’s stock option plan and restricted share unit plan, respectively. Each stock option is exercisable for a subordinate voting share of the Company at a price of $2.39 for a period of five years from the date of grant. The stock options vest fully on the date of grant and are subject to the terms and conditions of the Company’s stock option plan and applicable securities laws. Each RSU entitles the holder to acquire one subordinate voting share of the Company on vesting. One-third (1/3) of the RSUs will vest on March 23, 2027, and the remaining two-thirds (2/3) will vest quarterly over the two years following March 23, 2027.

Subsequent to December 31, 2025, 143,663 stock options with a weighted average exercise price of CAD$6.18 expired unexercised.

Off-Balance Sheet Arrangements

As at the date of this Annual Report, the Corporation did not have any off-balance sheet arrangements.

Adoption of new accounting policies

The Corporation continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Corporation’s financial reporting, the Corporation undertakes an analysis to determine any required changes to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Corporation’s consolidated financial statements properly reflect the change.

Accounting standards issued but not yet effective

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Corporation for its annual periods beginning January 1, 2027, and for interim periods beginning January 1, 2028, with early adoption permitted. The Corporation is currently evaluating the impact of adopting the standard.

There were no other significant updates to the recently issued accounting standards which may be applicable to the Corporation. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Corporation does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Critical accounting judgements, estimates and assumption

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual outcomes could differ from these estimates. These financial statements include estimates that, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the financial statements and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the year in which the estimate is revised and future years if the revision affects both current and future years. These estimates are based on historical experience, current and future economic conditions and other factors, including expectations of future events that are believed to be reasonable under the circumstances.

Significant assumptions about the future that management has made that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the following:

Significant judgements

(i)	Income from digital currency mining

The Corporation recognizes income from digital currency mining from the provision of transaction verification services within digital currency networks, commonly termed “cryptocurrency mining”. As consideration for these services, the Corporation receives digital currency from each specific network in which it participates (“coins”). Income from digital currency mining is measured based on the fair value of the coins received. The fair value is determined using the spot price of the coin on the date of receipt. The coins are recorded on the statement of financial position, as digital currencies, at their fair value less costs to sell and re- measured at each reporting date. Revaluation gains or losses, as well as gains or losses on the sale of coins for traditional (fiat) currencies are included in profit or loss in accordance with the Corporation’s treatment of its digital currencies as a traded commodity.

(ii)	Income, value added, withholding and other taxes

The Corporation is subject to income, value added, withholding and other taxes. Significant judgment is required in determining the Corporation’s provisions for taxes. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. The Corporation recognizes liabilities for anticipated tax audit issues based on estimates of whether additional taxes will be due. The determination of the Corporation’s income, value added, withholding and other tax liabilities requires interpretation of complex laws and regulations. The Corporation’s interpretation of taxation law as applied to transactions and activities may not coincide with the interpretation of the tax authorities. A deferred tax asset is recognized only to the extent that it is probable that future taxable income will be available against which the asset can be utilized. All tax related filings are subject to government audit and potential reassessment subsequent to the financial statement reporting period.

Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We recognize the tax benefit from an uncertain tax position in accordance with ASC 740, Income Taxes, only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. We believe the judgments and estimates discussed above are reasonable. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Significant estimates

(i)	Useful lives of property, plant, and equipment

Depreciation of data miners and equipment are an estimate of its expected life. In order to determine the useful life of computing equipment, assumptions are required about a range of computing industry market and economic factors, including required hashrates, technological changes, availability of hardware and other inputs, and production costs.

(ii)	Warrant liability

The Corporation uses Black-Scholes Option Pricing Model (the “Black-Scholes method”) to determine the fair value of the warrant liability. The Black-Scholes method requires significant judgement in determining the fair value such as volatility and risk-free rate. A change in these inputs could lead to significant change in the fair value of the warrant liability.

Factors Impacting Profitability

Market Price of Bitcoin: The Corporation’s business is heavily dependent on the average price of bitcoin. The prices of cryptocurrencies, including bitcoin, have experienced substantial volatility, meaning that high or low prices may be based on speculation and incomplete information, subject to rapidly changing investor sentiment, and influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin (as well as other cryptocurrencies) may have value based on various factors, including, but not limited to, their acceptance as a means of exchange by consumers and producers, scarcity, and market demand, all of which are beyond the Corporation’s control.

Halving: Further affecting the industry, particularly for the bitcoin blockchain, the bitcoin reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in bitcoin, which uses a proof-of-work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For bitcoin the reward was initially set at 50 bitcoin currency rewards per block. The bitcoin blockchain has undergone halvings three times since its inception as follows: (1) on November 28, 2012, at block height 210,000; (2) on July 9, 2016, at block height 420,000; (3) on May 11, 2020, at block height 630,000, when the reward was reduced to its current level of 6.25 bitcoin per block; and (4) on April 20, 2024 at block height of 840,000. The next halving for the bitcoin blockchain is currently anticipated to occur in April 2028 at block height 1,050,000. Halvings will continue to occur until the total amount of bitcoin currency rewards issued reaches approximately 21 million and the theoretical supply of new bitcoin is exhausted, which is expected to occur around the year 2140. Many factors influence the price of bitcoin, and potential increases or decreases in prices in advance of or following a future halving is unknown.

Network Hash Rate and Difficulty: Generally, a bitcoin miner’s chance of solving a block on the bitcoin blockchain and earning a bitcoin reward is a function of the miner’s hash rate, relative to the global network hash rate (i.e., the aggregate amount of computing power devoted to supporting the bitcoin blockchain at a given time). As demand for bitcoin has increased, the global network hash rate has increased rapidly, and as greater adoption of bitcoin occurs, we expect the demand for new bitcoin will likewise increase as more mining companies are drawn into the industry by this increased demand. Further, as a greater number of increasingly powerful miners have been deployed, the network difficulty for bitcoin has consequently also increased. Network difficulty is a measure of how difficult it is to solve a block on the bitcoin blockchain, which is adjusted every 2,016 blocks (approximately every 2 weeks) so that the average time between each block validation remains approximately ten minutes. A high difficulty means that more computing power will be required in order to solve a block and earn a new bitcoin reward, which, in turn, makes the bitcoin network more secure by limiting the possibility of one miner or mining pool gaining control of the network. Therefore, as new and existing miners deploy additional hash rate, the global network hash rate will continue to increase, meaning a miner’s share of the global network hash rate (and therefore its chance of earning bitcoin rewards) will decline if it fails to deploy additional hash rate at pace with the industry.

Cost of electricity: A key factor in the Corporation’s profitability of its mining and colocation operations is the cost of electricity in the regions where the Corporation has mining operations. Energy costs generally are subject to government regulation, natural occurrences (including weather) and local supply and demand for energy. The availability and pricing of energy may be negatively affected by governmental or regulatory changes in energy policies in the states where we operate. In addition, the Corporation is exposed to negative impacts of changes in tax policy, such as, but not limited to, being precluded from claiming back input taxes or other specific taxes imposed on cryptocurrency.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Audited Consolidated Financial Statements:

DIGI POWER X INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

(EXPRESSED IN UNITED STATES DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Digi Power X Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digi Power X Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income (loss), cash flows, and changes in shareholders’ equity for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants	Vancouver, Canada

March 31, 2026

DAVIDSON & COMPANY LLP	1200 - 609 Granville Street	604 687 0947
	PO BOX 10372, Pacific Centre	davidson-co.com
Vancouver, BC V7Y 1G6

Digi Power X Inc. Consolidated Balance Sheets (Expressed in United States Dollars)

	As at December 31, 2025	As at December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$78,478,759	$1,703,896
Digital currencies	14,814,180	4,525,416
Current portion of amounts receivable and other assets	1,576,272	384,939
Other receivable	44,000	44,000
Total current assets	94,913,211	6,658,251
Property, plant and equipment, net	23,005,900	23,643,743
Operating lease right-of-use assets	-	117,205
Intangible asset	926,339	1,055,569
Amounts receivable and other assets, net of current portion	13,724,798	1,942,476
Investment	1,543,331	900,844
Total assets	$134,113,579	$34,318,088
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,350,923	$6,579,948
Current portion of operating lease liabilities	-	51,112
Current portion of loans payable	-	77,564
Warrant liabilities	2,297,930	3,040,494
Total current liabilities	8,648,853	9,749,118
Deposits payable	2,203,526	2,203,526
Lease liabilities, net of current portion	-	75,685
Total liabilities	10,852,379	12,028,329
Shareholders’ equity
Subordinate voting shares, no par value, unlimited shares authorized; 69,427,788 shares and 33,011,600 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Proportionate voting shares, no par value, unlimited shares authorized; 3,333 shares and 3,333 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Additional paid-in capital	216,409,130	90,011,906
Accumulated deficit	(88,870,607)	(60,514,384)
Accumulated other comprehensive income (loss), net	(4,277,323)	(7,487,193)
Total shareholders’ equity attributable to shareholders	123,261,200	22,010,329
Non-controlling interest	-	279,430
Total shareholders’ equity	123,261,200	22,289,759
Total liabilities and shareholders’ equity	$134,113,579	$34,318,088

The accompanying notes are an integral part of these consolidated financial statements.

Digi Power X Inc. Consolidated Statements of Comprehensive Income (Loss) (Expressed in United States Dollars)

Year Ended December 31,	2025	2024
Revenue
Digital currency mining and staking	$3,523,378	$10,318,500
Colocation services	17,468,899	15,790,179
Sale of electricity	-	6,283,028
Sale of energy	13,195,949	4,610,556
Total revenue	34,188,226	37,002,263
Cost of revenue
Cost of revenue	(30,450,962)	(32,711,567)
Depreciation and amortization	(6,953,827)	(15,637,616)
Gross loss	(3,216,563)	(11,346,920)
Operating expenses
General and administrative expenses	(16,335,135)	(7,276,564)
Foreign exchange gain (loss)	(3,498,836)	5,227,038
Gain on sale of digital currencies	1,029,017	1,558,772
Change in fair value of loan and salaries payable	(171,325)	(793,606)
Gain (loss) on revaluation of digital currencies	(4,109,276)	898,691
Total operating expenses	(23,085,555)	(385,669)
Other income (expenses)
Other income	750	13,784
Change in fair value of investment	642,487	50,159
Loss on settlement of debt	(153,200)	-
Net financial expenses	285,873	877
Gain (loss) from change in fair value of warrant liability	(3,110,015)	(723,529)
Gain on sale of property, plant and equipment	280,000	-
Total other income (expenses)	(2,054,105)	(658,709)
Net loss for the year attributable to common shareholders	(28,356,223)	(12,391,298)
Foreign currency translation adjustment	3,209,870	(5,258,746)
Comprehensive loss for the year attributable to common shareholders	$(25,146,353)	$(17,650,044)
Net loss attributable to:
Common shareholders of the Corporation	(28,356,223)	(12,391,298)
Non-controlling interests	-	-
Comprehensive loss for the period attributable to:
Common shareholders of the Corporation	(25,146,353)	(17,650,044)
Non-controlling interests	-	-
Net loss per common share:
Basic and diluted	$(0.64)	$(0.40)
Weighted average number of common shares outstanding:
Basic and diluted	44,457,316	30,704,548

The accompanying notes are an integral part of these consolidated financial statements.

Digi Power X Inc. Consolidated Statements of Cash Flows (Expressed in United States Dollars)

Year Ended December 31,	2025	2024
Operating activities
Net loss for the year	$(28,356,223)	$(12,391,298)
Adjustments for:
Digital currencies items	(15,103,264)	(22,483,518)
Gain on sale of property, plant and equipment	(280,000)	-
Depreciation of right-of-use assets	29,303	102,197
Depreciation and amortization	6,953,826	15,585,651
Interest on lease liabilities	5,742	24,707
Share based compensation	8,031,276	2,547,123
Gain (loss) from change in fair value of warrant liability	3,110,015	723,529
Lease modification	(9,637)	-
Loss on settlement of debt	153,200	-
Change in fair value of loan and salaries payable	171,325	793,606
Change in fair value of investment	(642,487)	(50,159)
Accretion on liability	566	38,413
Foreign exchange loss (gain)	3,466,624	(5,581,069)
RSUs settled in cash	(1,049,682)	-
Working capital items	(2,015,710)	3,158,474
Net cash used in operating activities	(25,535,126)	(17,532,344)
Investing activities
Purchases and deposits on property, plant and equipment	(17,297,576)	(3,790,777)
Proceeds from sale of property, plant and equipment	280,000	-
Acquisition of digital currencies	(6,157,514)	-
Digital currencies traded for cash	10,972,014	18,507,626
Net cash (used in) provided by investing activities	(12,203,076)	14,716,849
Financing activities
Proceeds from pre-funded warrants	2,487,377	-
Proceeds of shares issued for cash, net of issuance costs	104,679,906	4,006,157
Proceeds from exercise of warrants and options	8,458,912	-
Return of proceeds to non-controlling interest	(1,000,000)	1,000,000
Repayment of mortgage	-	(400,500)
Repayment of loans payable	(78,130)	(317,559)
Lease payments	(35,000)	(109,980)
Net cash provided by financing activities	114,513,065	4,178,118
Net change in cash	76,774,863	1,362,623
Cash and cash equivalents, beginning of year	1,703,896	341,273
Cash and cash equivalents, end of year	$78,478,759	$1,703,896

The accompanying notes are an integral part of these consolidated financial statements.

Digi Power X Inc. Consolidated Statement of Changes in Shareholders’ Equity (Expressed in United States Dollars)

	Number of shares (note 12)				Accumulated
	Subordinate Voting Shares	Proportionate Voting Shares	Additional paid-in capital	Accumulated Deficit	Other Comprehensive Income	Non- Controlling Interest	Total
Balance as of December 31, 2023	28,878,740	3,333	$85,055,021	$(48,123,086)	$(2,228,447)	$-	$34,703,488
Restricted share units converted to common shares	492,897	-	-	-	-	-	-
Shares issued for cash	3,639,963	-	1,688,492	-	-	-	1,688,492
Share based compensation	-	-	2,547,123	-	-	-	2,547,123
Non-controlling interest shareholders’ contribution	-	-	721,270	-	-	279,430	1,000,700
Net loss for the year	-	-	-	(12,391,298)	-	-	(12,391,298)
Other comprehensive loss for the year	-	-	-	-	(5,258,746)	-	(5,258,746)
Balance as of December 31, 2024	33,011,600	3,333	90,011,906	(60,514,384)	(7,487,193)	279,430	22,289,759
Shares issued for cash	30,587,858	-	108,170,207	-	-	-	108,170,207
Issuance of pre-funded warrants	-	-	2,487,377	-	-	-	2,487,377
Cost of issue - cash	-	-	(5,377,149)	-	-	-	(5,377,149)
Cost of issue - broker warrants	-	-	(728,804)	-	-	-	(728,804)
Cost of issue - obligation to issue warrants	-	-	(599,603)	-	-	-	(599,603)
Restricted share units converted to common shares	971,494	-	-	-	-	-	-
Restricted share units settled for cash	-	-	(1,049,682)	-	-	-	(1,049,682)
Shares issued for exercise of warrants and options	4,747,159	-	15,783,500	-	-	-	15,783,500
Shares issued to settle payable	109,677	-	401,372	-	-	-	401,372
Share based compensation	-	-	8,031,276	-	-	-	8,031,276
Dissolution of non-controlling interest	-	-	(721,270)	-	-	(279,430)	(1,000,700)
Net loss for the year	-	-	-	(28,356,223)	-	-	(28,356,223)
Other comprehensive loss for the year	-	-	-	-	3,209,870	-	3,209,870
Balance as of December 31, 2025	69,427,788	3,333	$216,409,130	$(88,870,607)	$(4,277,323)	$-	$123,261,200

The accompanying notes are an integral part of these consolidated financial statements.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

1.	Nature of operations

Digi Power X Inc. (the “Corporation” or “Digi Power” including, where the context requires, and its subsidiaries--Digihost International, Inc., DGX Holding, LLC, World Generation X, LLC, and US Data Centers, Inc.) is an innovative energy infrastructure company that develops data centers to drive the expansion of sustainable energy assets. On March 6, 2025, the Corporation changed its name to Digi Power X Inc.

The Corporation was incorporated in British Columbia, Canada, on February 18, 2017. The Corporation’s subordinate voting shares were listed on the TSX Venture Exchange until February 26, 2026. The Corporation’s subordinate voting shares were uplisted to Cboe Canada on February 27, 2026. The Corporation’s subordinate voting shares are listed on Cboe Canada and Nasdaq where they trade under the trading symbols DGX and DGXX, respectively. The head office of the Corporation is located at 218 NW 24th Street, 2nd Floor, Miami, Florida 33127.

These consolidated financial statements of the Corporation were reviewed, approved and authorized for issue by the Board of Directors on March 30, 2026.

2.	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Statement of compliance

These consolidated financial statements have been presented in United States dollars and are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Prior to January 1, 2026, the Corporation was a foreign private issuer reporting its financial statements under IFRS Accounting Standards as issued by the Internation Accounting Standards Boards. These consolidated financial statements, for all periods, are presented in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”).

These consolidated financial statements have been prepared on a going concern basis, meaning that the Corporation will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.

(b)	Basis of consolidation

These consolidated financial statements include the accounts of Digi Power and its wholly owned subsidiaries: Digihost International, Inc., DGX Holdings, LLC, World Generation X, and US Data Centers, Inc. Subsequent to December 31, 2025, the Corporation divested 49% of US Data Centers, Inc., refer to note 24. Subsidiaries are consolidated from the date of acquisition, being the date on which the Corporation obtains control, and continues to be consolidated until the date that such control ceases. Control is achieved when an investor has power over an investee to direct its activities, exposure to variable returns from an investee, and the ability to use the power to affect the investor’s returns. All intercompany transactions and balances have been eliminated upon consolidation. Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included in foreign exchange gain (loss). Net earnings or loss and each component of other comprehensive income are attributed to the shareholders of the Corporation and to the non-controlling interests. Total comprehensive income is attributed to the shareholders of the Corporation and to the non-controlling interests even if this results in the non-controlling interests having a deficit balance on consolidation.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(c)	Use of estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Corporation evaluates the estimates used, which include but are not limited to the: estimates in the determination of the fair value of assets acquired and liabilities assumed in connection with acquisitions; measurement of non-cash consideration received; discount rate in determining lease liabilities; valuation of long-lived assets and their associated useful lives; the realization of tax assets, estimates of tax liabilities, and valuation of deferred taxes; valuation of derivative instruments.

These estimates, judgments, and assumptions are reviewed periodically, and the impact of any revisions are reflected in the financial statements in the period in which such revisions are made. Actual results could differ from those estimates, judgments, or assumptions, and such differences could be material to the Corporation’s consolidated financial statements.

(d)	Cash and cash equivalents

Cash and cash equivalents may include cash on hand, demand deposits and short-term highly liquid investments that are readily convertible into known amounts of cash, with maturities of 90 days or less when acquired. As of December 31, 2025, the Corporation classified $63,209,972 of mutual funds in a money market account as cash equivalents (2024 - $nil).

(e)	Functional and presentation currency

These financial statements are presented in United States Dollars. The functional currency of Digi Power is the Canadian dollar and the functional currency of Digihost International, Inc., DGX Holding, LLC, World Generation X and US Data Centers, Inc. is the United States Dollar. All financial information is expressed in United States Dollars, unless otherwise stated.

(f)	Foreign currency translation

Monetary assets and liabilities denominated in foreign currencies are translated to the respective functional currency at exchange rates in effect at the reporting date. Non-monetary assets and liabilities are translated at historical exchange rates at the respective transaction dates. Revenue and expenses are translated at the rate of exchange at each transaction date. Gains or losses on translation are included in foreign exchange expense.

The results and financial position of an entity whose functional currency are translated into a different presentation currency are treated as follows:

●	assets and liabilities are translated at the closing rate at the reporting date;

●	income and expenses for each income statement are translated at average exchange rates at the dates of the period; and

●	all resulting exchange differences are recognized in other comprehensive income (loss) as cumulative translation adjustments.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(g)	Revenue recognition

The Corporation recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”).

To determine revenue recognition for contracts with customers, the Corporation performs the following five steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Corporation satisfies the performance obligation.

The Corporation recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Corporation expects to be entitled in such exchange.

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration

●	Constraining estimates of variable consideration

●	The existence of a significant financing component in the contract

●	Non-cash consideration

●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is highly probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Digital currency mining: The Corporation’s revenue is derived from providing computing power (hashrate) to mining pools. The Corporation has entered into arrangements, as amended from time to time, with mining pool operators to provide computing power to the mining pools. The provision of computing power to mining pools is an output of the Corporation’s ordinary activities. The Corporation has the right to decide the point in time and duration for which it will provide computing power. As a result, the Corporation’s enforceable right to compensation only begins when, and continues as long as, the Corporation provides computing power to the mining pool. The contracts can be terminated at any time by either party without substantive compensation to the other party for such termination. Upon termination, the mining pool operator (i.e., the customer) is required to pay the Corporation any amount due related to previously satisfied performance obligations. Therefore, the Corporation has determined that the duration of the contract is less than 24 hours and that the contract continuously renews throughout the day. The Corporation has determined that this renewal right is not a material right as the terms, conditions, and compensation amounts are at then market rates. There is no significant financing component in these transactions.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(g)	Revenue recognition (continued)

In exchange for providing computing power, which represents the Corporation’s only performance obligation, the Corporation is entitled to non-cash consideration in the form of cryptocurrency, calculated under one of two payout methods, depending on the mining pool. The payout method used by the mining pool in which the Corporation participated is the Full Pay Per Share (“FPPS”). This payout method contains three components, (i) a fractional share of the fixed cryptocurrency award from the mining pool operator (referred to as a “block reward”), (ii) transaction fees generated from (paid by) blockchain users to execute transactions and distributed (paid out) to individual miners by the mining pool operator, and (iii) mining pool operating fees retained by the mining pool operator for operating the mining pool. The Corporation’s total compensation is the sum of the Corporation’s share of (a) block rewards and (b) transaction fees, less (c) mining pool operating fees.

●	Block rewards are calculated as follows under the FPPS method. The block reward earned by the Corporation is calculated by the mining pool operator based on the proportion of hashrate the Corporation contributed to the mining pool to the total network hashrate used in solving the current algorithm. The Corporation is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool.

●	Transaction fees refer to the total fees paid by users of the network to execute transactions. Under FPPS, the Corporation is entitled to a pro-rata share of the total network transaction fees. The transaction fees paid out by the mining pool operator to the Corporation is based on the proportion of hashrate the Corporation contributed to the mining pool to the total network hashrate. The Corporation is entitled to its relative share of consideration even if a block is not successfully added to the blockchain by the mining pool.

●	Mining pool operating fees are charged by the mining pool operator for operating the mining pool as set forth in a rate schedule to the mining pool contract. The mining pool operating fees reduce the total amount of compensation the Corporation receives and are only incurred to the extent that the Corporation has generated mining revenue pursuant to the mining pool operators’ payout calculation.

Because the consideration to which the Corporation expects to be entitled for providing computing power is entirely variable (block rewards, transaction fees and pool operating fees), as well as being non-cash consideration, the Corporation assesses the estimated amount of the variable non-cash consideration to which it expects to be entitled for providing computing power at contract inception and subsequently, to determine when and to what extent it is highly probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved. For each contract under the FPPS payout method, the Corporation recognizes the non-cash consideration on the same day that control of the contracted service transfers to the mining pool operator, which is the same day as the contract inception. For the contract under the FPPS payout method, the Corporation measures non-cash consideration at the cryptocurrency average price on the date of contract inception, as determined by the Corporation’s principal market, which is Gemini.

○	Colocation services: The Corporation recognizes revenue from its colocation services when it satisfies performance obligations by transferring the control of services, which include power provision and space rental, to customers. Revenue is recognized monthly in an amount that reflects actual power consumption, as per contractual terms, and any fixed maintenance fees are recognized over time as services are rendered to customers, aligning the recognition of revenue with the delivery of services. The transaction price for colocation services includes both fixed fees and variable considerations, which are incorporated only if a significant reversal in the future is deemed unlikely.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(g)	Revenue recognition (continued)

○	Sale of electricity: The Corporation recognizes revenue from the sale of electricity when it has satisfied its performance obligation, which occurs as the electricity is provided to the customer. The Corporation supplies the requisite power and ancillary operational functions in order for the digital currency mining equipment on its property to run efficiently outside of its facilities. Revenue is recorded monthly based on the actual consumption of energy by the customer, at the price determined by the contract. This reflects the Corporation’s performance and the customer’s consumption benefits, with variable consideration being recognized in the period it is due. The transaction price for sale of electricity includes both fixed fees and variable considerations, which are incorporated only if a significant reversal in the future is deemed unlikely.

○	Sale of energy: The Corporation recognizes revenue from sale of energy is recorded upon the satisfaction of the performance obligation, specifically at the point when control of the energy is transferred to the end customer. This key moment reflects the Corporation’s fulfillment of its contractual duties.

(h)	Digital currencies

Digital currencies consist of Bitcoin and Ethereum.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other— Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets to be measured at fair value in the balance sheets, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Corporation adopted this guidance effective on the Corporation’s inception on a prospective basis.

Digital currencies meet the definition of in-scope crypto assets as they are identifiable non-monetary assets without physical substance, they do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets, they are created or reside on blockchain technology, they are secured through cryptography, they are fungible, and they are not created or issued by the reporting entity or its related parties.

Digital currencies are measured at fair value using the quoted price on the Gemini Exchange. Gemini serves as the principal market. Management considers this fair value to be a Level 1 input under ASC 820 Fair Value Measurement fair value hierarchy as the price on this source represents a quote of the currency on an active market. The Corporation uses the “weighted average” method to determine the cost basis for its Digital assets held.

(i)	Property, plant and equipment

Details as to the Corporation’s policies for property, plant and equipment are as follows:

Asset	Amortization method	Amortization period
Buildings	Straight-line	120 months
Data miners	Straight-line	12 - 36 months
Equipment	Straight-line	36 and 120 months
Leasehold improvement	Straight-line	120 months
Powerplant in use	Straight-line	240 - 480 months

Property, plant and equipment are recorded at cost less accumulated depreciation and impairment. Cost includes all expenditures incurred to bring assets to the location and condition necessary for them to be operated in the manner intended by management. Material residual value estimates and estimates of useful life are updated as required, but at least annually.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(i)	Property, plant and equipment (continued)

Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Corporation and the cost of the item can be measured reliably. The carrying amount of any replaced parts is derecognized. All other repairs and maintenance are charged to profit or loss during the fiscal year in which they are incurred.

Gains and losses on disposal are determined by comparing the proceeds with the carrying amount and are recognized in profit or loss.

(j)	Intangible assets

Intangible assets are accounted for using the cost model based off the fair value attributed to a right of use of an electric power facility which is depreciated over 13 years.

When an intangible asset is disposed of, the gain or loss on disposal is determined as the difference between the proceeds and the carrying amount of the asset, and is recognized in profit or loss.

Amortization of intangible assets has been included in depreciation and amortization in the consolidated statement of comprehensive loss.

(k)	Impairment of non-financial assets

The Corporation reviews the carrying amounts of its non-financial assets, including property, plant and equipment, right of use assets and intangible assets when events or changes in circumstances indicate the assets may not be recoverable.

If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss, if any. Where it is not possible to estimate the recoverable amount of an individual asset, the Corporation estimates the recoverable amount of the asset group to which the asset belongs. Assets carried at fair value, such as digital currencies, are excluded from impairment analysis. Asset groups to which goodwill has been allocated are tested for impairment annually.

(l)	Leases and right-of-use assets

The Corporation’s leased assets consist of warehouses. The Corporation determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available by the lessor for the Corporation’s use. The Corporation’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Corporation is reasonably certain not to exercise, as well as periods covered by renewal options which the Corporation is reasonably certain to exercise.

The Corporation determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of comprehensive loss and statements of cash flows over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Corporation’s consolidated balance sheets at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(l)	Leases and right-of-use assets (continued)

For purposes of measuring the present value of the Corporation’s fixed payment obligations for a given lease, the Corporation uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Corporation’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the terms and economic environment surrounding the associated lease.

For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheets. Variable lease costs for both operating and finance leases, if any are recognized as incurred and such costs are excluded from lease balances recorded on the consolidated balance sheets.

When the Corporation revises its estimate of the term of any lease, it adjusts the carrying amount of the lease liability to reflect the payments to make over the revised term. The carrying value of lease liabilities is similarly revised when the variable element of future lease payments dependent on a rate or index is revised. In both cases an equivalent adjustment is made to the carrying value of the right-of-use asset, with the revised carrying amount being amortized over the remaining (revised) lease term or recorded in profit or loss if the right-of-use asset is reduced to zero.

(m)	Investment

Investments in equity securities that have readily determinable fair values are initially and subsequently measured at fair value with changes recognized through the consolidated statement of comprehensive loss.

(n)	Segment reporting

The reporting segments are identified on the basis of information that is reviewed by the chief executive officer to make decisions about resources to be allocated and assess its performance. Accordingly, for management purposes, the Corporation has four reporting segments namely, cryptocurrency mining, sales of energy, colocation services, and AI data centers.

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”), which is comprised of the Corporation’s President and the CEO. The CODM uses segment gross profit (loss), working capital, and EBITDA to assess the performance of, manage the operations of, and allocate capital and operational resources to the Corporation’s four reportable segments. EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization.

(o)	Financial instruments

The Corporation’s financial instruments include cash and cash equivalents, accounts receivable, deposits, investments, accounts payable and accrued liabilities, deposits payable, loans payable, warrant liabilities, and obligations to issue warrants. Financial instruments are recognized when the Corporation becomes a party to the contractual provisions of the instrument and are initially measured at fair value.

Financial assets and financial liabilities are classified at initial recognition based on the characteristics of the contractual cash flows and the Corporation’s accounting elections under U.S. GAAP. Financial assets are subsequently measured either at amortized cost or at fair value. Financial assets are measured at amortized cost when the asset represents a contractual right to receive cash and the Corporation expects to collect substantially all contractual cash flows. Cash and cash equivalents, accounts receivable, and deposits are measured at amortized cost.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(o)	Financial instruments (continued)

Financial assets that do not meet the criteria for amortized cost measurement are measured at fair value, with changes in fair value recognized in earnings unless otherwise required by U.S. GAAP. The Corporation does not have any financial assets classified as available-for-sale.

Financial assets

Financial assets are classified and measured based on the business model in which they are held and the characteristics of their contractual cash flows. The primary measurement categories for financial assets are measured at amortized cost, fair value through other comprehensive income (loss) (“FVTOCI”) and fair value through profit and loss (“FVTPL”).

Financial assets are classified as either financial assets at FVTPL, amortized cost, or FVTOCI. The Corporation determines the classification of its financial assets at initial recognition. The Corporation does not have any financial assets categorized as FVTOCI.

●	Amortized cost

Financial assets are classified as measured at amortized cost if both of the following criteria are met: 1) the object of the Corporation’s business model for these financial assets is to collect their contractual cash flows; and 2) the asset’s contractual cash flows represent “solely payments of principal and interest”. After initial recognition, these are measured at amortized cost using the effective interest rate method. Discounting is omitted where the effect of discounting is immaterial. The Corporation’s cash, amounts receivable and deposits are classified as financial assets and measured at amortized cost. Revenues from these financial assets are recognized in financial revenues, if any.

Financial liabilities

Financial liabilities include accounts payable and accrued liabilities, deposits payable, loans payable, warrant liabilities, and obligations to issue warrants. Financial liabilities are initially recorded at fair value and subsequently measured at amortized cost unless the liability is required to be measured at fair value under U.S. GAAP. Liability-classified warrants and obligations to issue warrants are classified as financial liabilities and measured at fair value, with changes in fair value recognized in earnings each reporting period, as these instruments do not meet the criteria for equity classification. All other financial liabilities are measured at amortized cost using the effective interest method.

Fair Value

Financial instruments recorded at fair value on the balance sheets are classified using a fair value hierarchy that reflects the significance of the inputs used in making the measurements. The fair value hierarchy has the following levels:

●	Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities;

●	Level 2 – inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e. prices) or indirectly (i.e. derived from prices); and

●	Level 3 – inputs for the assets or liability that are not based on observable market data (unobservable inputs).

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(p)	Loss per share

The Corporation presents basic and diluted loss per share data for its subordinate voting shares, calculated by dividing the loss attributable to common shareholders of the Corporation by the weighted average number of subordinate voting shares and proportionate voting shares outstanding during the period. Diluted loss per share is determined by adjusting the weighted average number of subordinate voting shares and proportionate voting shares outstanding to assume conversion of all dilutive potential subordinate voting shares. The Corporation has excluded other potentially dilutive shares, which include warrants to purchase common shares, outstanding stock options, and convertible debt from the number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses incurred.

(q)	Share-based compensation

The Corporation issues equity awards including stock options and restricted share units to certain of its employees, directors, officers, and consultants.

The Corporation measures equity settled share-based payments based on their fair value at the grant date and recognizes compensation expense over the vesting period on a straight-line basis. The Corporation has elected to account for forfeitures of awards as they occur.

The Corporation utilizes the Black-Scholes method to estimate the fair value of stock options. The use of Black-Scholes method requires management to make various estimates and assumptions that impact the value assigned to the stock options including the forecast future volatility of the stock price, the risk-free interest rate, dividend yield and the expected life of the stock options.

(r)	Non-controlling interest

Non-controlling interest represents the minority shareholders’ interest in the Corporation’s less than wholly-owned subsidiary. On initial recognition, non-controlling interest is measured at its proportionate share of the acquisition-date fair value of identifiable net assets of the related subsidiary acquired by the Corporation. Subsequent to the acquisition date, adjustments are made to the carrying amount of non-controlling interest for the minority shareholders’ share of changes to the subsidiary’s equity. Changes in the Corporation’s ownership interest that do not result in a loss of control are accounted for as equity transactions. In such circumstances, the carrying amounts of the controlling and non-controlling interests shall be adjusted to reflect the changes in their relative interests in the subsidiary. Any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received shall be recognized directly in equity and attributed to the owners of the parent.

(s)	Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Tax benefits claimed or expected to be claimed on a tax return are recorded in the Corporation’s consolidated financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on the Corporation’s consolidated financial condition, results of comprehensive loss or cash flows.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(t)	Warrants

The Corporation accounts for warrants by first assessing whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Corporation’s own subordinate voting shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Corporation’s control, among other conditions for equity classification. This assessment is conducted at the time of issuance of the warrants and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be as a liability initially at their fair value on the date of issuance and subsequently remeasured to fair value on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized on the consolidated statements of comprehensive loss in the period of change.

(u)	Recently announced accounting pronouncements not yet adopted

The Corporation continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Corporation’s financial reporting, the Corporation undertakes an analysis to determine any required changes to its Consolidated Financial Statements and assures that there are proper controls in place to ascertain that the Corporation’s Consolidated Financial Statements properly reflect the change.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Corporation for its annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Corporation is currently evaluating the impact of adopting the standard.

There were no other significant updates to the recently issued accounting standards which may be applicable to the Corporation. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Corporation does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

(v)	Critical accounting judgements, estimates and assumptions

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual outcomes could differ from these estimates. These financial statements include estimates that, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the year in which the estimate is revised and future years if the revision affects both current and future years. These estimates are based on historical experience, current and future economic conditions and other factors, including expectations of future events that are believed to be reasonable under the circumstances.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(v)	Critical accounting judgements, estimates and assumptions (continued)

Significant assumptions about the future that management has made that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the following:

Significant judgements

(i)	Income from digital currency mining

The Corporation recognizes income from digital currency mining from the provision of transaction verification services within digital currency networks, commonly termed “cryptocurrency mining”. As consideration for these services, the Corporation receives digital currency from each specific network in which it participates (“coins”). Income from digital currency mining is measured based on the fair value of the coins received. The fair value is determined using the average price of the coin on the date of contract inception. The coins are recorded on the consolidated balance sheets, as digital currencies, at their fair value less costs to sell and re- measured at each reporting date. Revaluation gains or losses, as well as gains or losses on the sale of coins for traditional (fiat) currencies are included in profit or loss in accordance with the Corporation’s treatment of its digital currencies as a traded commodity.

(ii)	Income, value added, withholding and other taxes

The Corporation is subject to income, value added, withholding and other taxes. Significant judgment is required in determining the Corporation’s provisions for taxes. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. The Corporation recognizes liabilities for anticipated tax audit issues based on estimates of whether additional taxes will be due. The determination of the Corporation’s income, value added, withholding and other tax liabilities requires interpretation of complex laws and regulations. The Corporation’s interpretation of taxation law as applied to transactions and activities may not coincide with the interpretation of the tax authorities. A deferred tax asset is recognized only to the extent that it is probable that future taxable income will be available against which the asset can be utilized. All tax related filings are subject to government audit and potential reassessment subsequent to the financial statement reporting period.

Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We recognize the tax benefit from an uncertain tax position in accordance with ASC 740, Income Taxes, only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. We believe the judgments and estimates discussed above are reasonable. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(v)	Critical accounting judgements, estimates and assumptions (continued)

(iii)	Impairment of property, plant and equipment

Management applies judgment in assessing whether indicators of impairment exist for property, plant and equipment, including assets under construction.

The Corporation reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. This assessment requires consideration of internal and external factors such as changes in the expected use of assets, operating performance, market conditions, and strategic plans. As at December 31, 2025, management concluded that no impairment indicators existed for the Corporation’s property, plant and equipment.

Significant estimates

(i)	Useful lives of property, plant and equipment

Depreciation of data miners and equipment are an estimate of its expected life. In order to determine the useful life of computing equipment, assumptions are required about a range of computing industry market and economic factors, including required hashrates, technological changes, availability of hardware and other inputs, and production costs.

(ii)	Warrant liability

The Corporation uses the Black-Scholes method to determine the fair value of the warrant liability. The Black-Scholes method requires significant judgement in determining the fair value such as volatility and risk-free rate. A change in these inputs could lead to significant change in the fair value of the warrant liability.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

3.	Digital currencies

The Corporation’s holdings of digital currencies consist of the following:

	As at December 31, 2025	As at December 31, 2024
Bitcoin	$11,812,321	$4,525,416
Ethereum	3,001,859	-
	$14,814,180	$4,525,416

The continuity of digital currencies was as follows:

	Number of Ethereum	Amount	Number of Bitcoin	Amount	Total
Balance, December 31, 2023	-	$-	19	$822,884	$822,884
Digital currencies mined	-	-	188	10,318,500	10,318,500
Digital currencies received from colocation services	-	-	126	9,377,476	9,377,476
Digital currencies received for electricity sales	-	-	33	2,003,106	2,003,106
Digital currencies traded for cash	-	-	(286)	(18,507,626)	(18,507,626)
Digital currencies paid for services	-	-	(26)	(1,773,027)	(1,773,027)
Digital currencies for loan repayment	-	-	(6)	(273,360)	(273,360)
Gain on sale of digital currencies	-	-	-	1,658,772	1,658,772
Revaluation adjustment	-	-	-	898,691	898,691
Balance, December 31, 2024	-	-	48	4,525,416	4,525,416
Digital currencies mined and staked(1)	7	27,128	34	3,496,250	3,523,378
Digital currencies received from colocation services	-	-	156	15,649,009	15,649,009
Acquisition of digital currencies	1,002	4,245,883	16	1,911,631	6,157,514
Digital currencies paid for services	-	-	(9)	(843,665)	(843,665)
Digital currencies traded for cash	-	-	(111)	(10,972,014)	(10,972,014)
Digital currencies remitted as per Miner agreement	-	-	(1)	(145,199)	(145,199)
Gain on sale of digital currencies	-	-	-	1,029,017	1,029,017
Revaluation adjustment	-	(1,271,152)	-	(2,838,124)	(4,109,276)
Balance, December 31, 2025	1,009	$3,001,859	133	$11,812,321	$14,814,180

(1)	During the year ended December 31, 2025, the Corporation staked 7 Ethereum.

The cost bases of the Corporation’s holdings of digital currencies consist of:

	As at	As at
	December 31,	December 31,
	2025	2024

Bitcoin	$14,301,245	$3,878,178
Ethereum	4,273,011	-
	$18,574,256	$3,878,178

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

4.	Amounts receivable and other assets

	As at	As at
	December 31,	December 31,
	2025	2024
Utility deposits	$5,228,270	$1,942,476
Equipment deposit	8,496,528
Prepaid expenses	56,585	142,066
Accounts receivable	1,136,972	1,836
Other receivable	382,715	169,037
Interest receivable	-	72,000
	15,301,070	2,327,415
Long-term deposits and prepaid expenses	(13,724,798)	(1,942,476)
	$1,576,272	$384,939

The Corporation uses the single expected credit loss impairment model, which is based on changes in credit quality since initial application.

The Corporation assumes that the credit risk on a financial asset has increased significantly if it is more than 30 days past due. The Corporation considers a financial asset to be in default when the borrower is unlikely to pay its credit obligations to the Corporation in full or when the financial asset is more than 90 days past due.

The carrying amount of a financial asset is written off (either partially or in full) to the extent that there is no realistic prospect of recovery. This is generally the case when the Corporation determines that the debtor does not have assets or sources of income that could generate sufficient cash flows to repay the amounts subject to the write-off.

5.	Property, plant and equipment

	Land and buildings(1)	Data miners	Equipment(1)	Leasehold improvement	Power plant in use(2)	Total
Cost
December 31, 2023	$7,094,339	$31,895,779	$21,392,207	$1,079,542	$4,643,800	$66,105,667
Additions	-	-	3,200,000	-	590,777	3,790,777
December 31, 2024	7,094,339	31,895,779	24,592,207	1,079,542	5,234,577	69,896,444
Additions	1,718,524	1,100,550	1,962,022	-	1,405,657	6,186,753
Disposal	-	(14,041,665)	-	-	-	(14,041,665)
December 31, 2025	$8,812,863	$18,954,664	$26,554,229	$1,079,542	$6,640,234	$62,041,532
Accumulated depreciation
December 31, 2023	$103,928	$22,763,032	$7,148,323	$401,582	$327,447	$30,744,312
Depreciation	387,290	8,733,406	5,913,455	105,318	368,920	15,508,389
December 31, 2024	491,218	31,496,438	13,061,778	506,900	696,367	46,252,701
Depreciation	403,233	399,341	5,469,650	105,318	447,054	6,824,596
Disposal	-	(14,041,665)	-	-	-	(14,041,665)
December 31, 2025	$894,451	$17,854,114	$18,531,428	$612,218	$1,143,421	$39,035,632
Net carrying value
As at December 31, 2024	$6,603,121	$399,341	$11,530,429	$572,642	$4,538,210	$23,643,743
As at December 31, 2025	$7,918,412	$1,100,550	$8,022,801	$467,324	$5,496,813	$23,005,900

(1)	During the year ended December 31, 2025, the Corporation made capital investments related to the development of its Tier III AI data centers segment (refer to note 20) and are included within property, plant and equipment. Depreciation is not recognized on the AI data center assets that are not yet available for their intended use. The carrying amount of these assets is $1,386,547.
(2)	At December 31, 2024, the Corporation had plant and equipment with a carrying amount of $4,538,210 that was temporarily idle due to maintenance and repairs. The Power Plant was brought back into service during January 2025.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

6.	Right-of-use assets and lease liabilities

The Corporation entered into a lease agreement dated April 1, 2022, with TXMA International LLC, a company controlled by the chief executive officer. The present value of the lease liability as at December 31, 2025 was $nil (December 31, 2024 - $126,797). Payments made during the year ended December 31, 2025, totaled $35,000 (December 31, 2024 - $109,980). On July 31, 2025, the lease was terminated resulting in the derecognition of the operating right-of-use asset and operating lease liability.

During the year ended December 31, 2022 the Corporation entered a lease for a warehouse facility. The lease was prepaid resulting in a right-of-use asset and no corresponding lease liability. The lease is classified as a finance lease. The finance lease right-of-use asset is included in property, plant and equipment on the consolidated balance sheets.

The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table summarizes the operating lease liabilities recorded within the Corporation’s consolidated financial statements as of December 31, 2025 and 2024:

	As at December 31,	As at December 31,
	2025	2024
Balance, beginning of period	$126,797	$447,514
Interest	5,742	13,271
Lease payments	(35,000)	(109,980)
Modification of lease	(97,539)	(224,008)
Balance, end of period	$-	$126,797
Current portion	$-	$51,112
Non-current portion	-	75,685
Total lease liabilities	$-	$126,797

The following table summarizes the operating right-of-use assets recorded within the Corporation’s consolidated financial statements as of December 31, 2025 and 2024:

	As at December 31,	As at December 31,
	2025	2024
Balance, beginning of period	$117,205	$391,444
Depreciation	(29,303)	(50,231)
Modification of lease	(87,902)	(224,008)
Balance, end of period	$-	$117,205

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

6.	Right-of-use assets and lease liabilities (Continued)

The components of lease cost for the years ended December 31, 2025 and 2024 are as follows:

Year Ended December 31,	2025	2024
Finance lease cost
Amortization of right-of-use asset	$51,965	$51,966
Interest on lease liability	-	-
Operating lease cost	33,705	57,780
Variable lease cost	-	-
Short-term lease cost	-	-
Total lease cost	$85,670	$109,746
Other information:
Operating lease
Weighted average remaining lease term (in years)	-	2.25
Weighted average discount rate	9.00%	9.00%
Operating cash flows - operating leases	35,000	60,000

There are no future lease payments as at December 31, 2025.

7.	Intangible asset

Intangible asset relates to the right-of-use of an electric power facility for a period of 156 months. As at December 31, 2025, there were 84 months remaining of the amortization period.

	As at December 31,	As at December 31,
	2025	2024
Cost	$1,680,000	$1,680,000
Accumulated amortization	(753,661)	(624,431)
Intangible assets, net	$926,339	$1,055,569

During the year ended December 31, 2025 and 2024 the Corporation recognized amortization expense of $129,230 and $129,229, respectively, related to intangible assets.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

8.	Investment

In December 2021, the Corporation entered into an agreement for a Secured Convertible Promissory Note (“Note”) with principal of $800,000. The Note accrued interest at a rate of 6% per annum, with 3% payable in cash every calendar quarter and 3% payable in notes (note 4). The Note was converted into Series C Preferred Stock (“Shares”) of the issuer effective October 1, 2023, with 8,000 warrants issued to the Corporation. The Shares are secured by the assets of the issuer. As at December 31, 2025, the fair value of the Shares and warrants was estimated to be $1,543,331.

	As at December 31,	As at December 31,
	2025	2024
Balance, beginning of period	$900,844	$850,685
Change in fair value of investment	642,487	50,159
Balance, end of period	$1,543,331	$900,844

9.	Loans payable

	As at	As at
	December 31,	December 31,
	2025	2024
Balance, beginning of the period	$77,564	$610,340
Repayment of loans	(78,130)	(590,919)
Interest	566	38,413
Change in fair value of loans payable	-	19,730
Balance, end of the period	$-	$77,564

On February 7, 2023, the Corporation completed the acquisition of a 60 MW power plant in North Tonawanda, New York. The Corporation assumed a loan agreement with Niagara Mohawk Power Corporation dated September 1, 2020 in connection with a business combination. The Corporation is required to make minimum payments of $2,500 per month, with the outstanding balance of $nil and $77,564 as at December 31, 2025 and 2024, respectively.

10.	Mortgage payable

In June 2022, the Corporation’s incremental borrowing rate applied was estimated to be 7% per annum. The mortgage does not bear interest, is repayable by monthly instalments of $44,500 and matured in September 2024. The mortgage was secured by the powerplant.

	As at	As at
	December 31,	December 31,
	2025	2024

Balance, beginning of period	$-	$389,064
Interest	-	11,436
Payments	-	(400,500)
Balance, end of period	$-	$-

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

11.	Warrant liabilities

The Corporation has warrants classified as financial liabilities as they are not considered to be indexed to the common shares of the Corporation, due to the exercise price of the warrants being denominated in a currency other than the Corporation’s functional currency. Therefore the Corporation records these warrants as financial liabilities measured at fair value upon initial recognition. At each subsequent reporting date, the warrants are re-measured at fair value and the change in fair value is recognized through profit or loss. Upon warrant exercise, the fair value previously recognized in warrant liabilities is transferred from warrant liabilities to additional paid-in capital.

The following table summarizes the changes in the warrant liabilities for the Corporation’s warrants for the years ending December 31, 2025 and December 31, 2024:

	Number of warrants	Amount
Balance, December 31, 2023	-	$-
Warrants issued	3,636,363	2,316,965
Revaluation of warrant liabilities	-	723,529
Balance, December 31, 2024	3,636,363	3,040,494
Warrants issued	1,492,190	3,215,255
Warrants exercised	(3,653,410)	(7,324,588)
Revaluation of warrant liabilities	-	3,110,015
Foreign currency translation	-	256,754
Balance, December 31, 2025	1,475,143	$2,297,930

The fair value of the Corporation’s warrants has been determined using the Black-Scholes method and the following weighted average assumptions:

	As at December 31,	As at December 31,
	2025	2024
Spot price (in CAD$)	$3.50	$2.16
Risk-free interest rate	2.64%	2.80%
Expected annual volatility	121%	104%
Expected life (years)	2.48	2.62
Dividend	nil	nil

The following table reflects the Corporation’s warrants classified as liabilities outstanding and exercisable as at December 31, 2025.

Expiry date	Warrants outstanding and exercisable	Exercise price
August 15, 2027	522,727	US$	2.00
February 7, 2028	712,031	US$	3.66
July 21, 2030	240,385	US$	3.59
	1,475,143

The following table reflects the Corporation’s warrants classified as liabilities outstanding and exercisable as at December 31, 2024:

Expiry date	Warrants outstanding and exercisable	Exercise price
August 15, 2027	3,636,363	US$	2.00

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

12.	Share capital

a) Authorized share capital

Unlimited subordinate voting shares without par value and conferring 1 vote per share.

Unlimited proportionate voting shares without par value, conferring 200 votes per share, convertible at the holder’s option into subordinate voting shares on a basis of 200 subordinate voting shares for 1 proportionate voting shares.

b) Subordinate voting shares and proportionate voting shares issued

Year ended December 31, 2025

(i) On February 7, 2025, the Corporation completed a private placement consisting of 2,503,601 units of the Corporation at a purchase price of $2.64 per unit for gross proceeds of $6,609,500. Each unit is comprised of one subordinate voting share of the Corporation and one half warrant, with each warrant entitling the holder to purchase one additional share. The warrants have an exercise price of $3.66 per share and an exercise period of three years from the issuance date. The warrants were determined to be freestanding financial instruments and classified as warrant liabilities, based on their estimated fair value at issuance, with the remaining proceeds allocated to shareholders’ additional paid-in capital.

(ii) On July 23, 2025, the Corporation completed a registered direct offering of 4,005,807 subordinate voting shares at an offering price of US$3.12 per share resulting in gross proceeds of $12,498,118 and 801,889 pre-funded warrants at a price of US$3.119 for gross proceeds of $2,501,092. Each pre-funded warrant entitles the holder to acquire one subordinate voting share of the Corporation at a nominal exercise price of $ 0.001 per share.

The Corporation paid a 7% cash commission and issuance costs of $1,463,596 and issued 240,385 broker warrants, with each warrant exercisable for one share at a price of US$3.588 per share commencing on January 17, 2026 and expiring on July 21, 2030.

The 240,385 broker warrants were assigned a value of CAD$4.126 per warrant on the date of grant with the following assumptions and inputs: share price of CAD$4.75; exercise price of US$3.588; expected dividend yield of 0%; expected volatility of 132% which is based the Corporation’s historical data; risk-free interest rate of 3.10%; and an expected average life of five years.

On December 19, 2025, the Corporation entered into a settlement agreement with a broker relating to this financing. The settlement agreement relates to a dispute concerning the compensation owed to that broker relating to the July 2025 financing. As part of the settlement agreement, the Corporation paid $840,000 in cash and was obligated to issue a warrant exercisable for up to 269,231 subordinate voting shares with a per share exercise price of US$2.85 and a term of five years. The obligation to issue warrant is valued using the Black-Scholes method at $599,603. The cash payment and obligation to issue the warrant were capitalized into additional paid-in capital as share issuance costs relating to the July 23, 2025 offering. The warrant was issued on February 20, 2026.

(iii) On May 30, 2025, the Corporation entered into an at-the-market sales agreement with A.G.P./Alliance Global Partners (the “Agent”), pursuant to which the Corporation may issue and sell through the Agent from time to time such number of subordinate voting shares of the Corporation having an aggregate offering price of up to US$100 million. By a prospectus supplement that the Corporation filed in November 2025, the at-the-market offering program was upsized to allow the Corporation to sell through Agent subordinate voting shares having an aggregate offering price of up to US$200 million. The Agent is entitled to a cash commission of up to 3% on the aggregate gross proceeds raised. During the year ended December 31, 2025, the Corporation issued 24,078,450 subordinate voting shares at an average share price of $3.80 for a total aggregate of $91,549,033 pursuant to the at-the-market equity program.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

12.	Share capital (Continued)

Year ended December 31, 2024

(iv) On August 15, 2024, the Corporation completed a private placement consisting of 3,636,363 units of the Corporation at a purchase price of $1.10 per unit for gross proceeds of $4 million Each unit is comprised of one subordinate voting share of the Corporation and one warrant, with each warrant entitling the holder to purchase one additional share. The warrants have an exercise price of $2.00 per share and an exercise period of three years from the issuance date. No securities were offered or sold to Canadian residents in connection with the private placement.

(v) During the year ended December 31, 2024, the Corporation issued 3,600 subordinate voting shares at an average share price of $1.52 for a total aggregate of $5,457 pursuant to the at-the-market equity program.

13.	Warrants Classified as Equity

	Number of Warrants	Weighted Average Exercise Price (CAD$)
Balance, December 31, 2023	10,124,330	7.12
Expired	(4,427,903)	7.70
Balance, December 31, 2024	5,696,427	6.67
Issued	801,889	0.001
Exercised	(801,889)	0.001
Expired	(5,696,427)	6.67
Balance, December 31, 2025	-	-

As of December 31, 2025, no equity-classified warrants are outstanding.

The following table reflects the warrants issued and outstanding as of December 31, 2024:

Number of		Weighted Average
Warrants Outstanding	Exercise Price (CAD$)	Contractual Life (years)	Expiry Date
311,526	8.03	0.27	April 9, 2025 (1)
2,112,773	7.11	0.27	April 9, 2025
242,380	6.25	0.69	September 9, 2025 (1)
3,029,748	6.25	0.69	September 9, 2025
5,696,427	6.67	0.51

(1)	Broker warrants.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

14.	Stock options and restricted share units

The following table presents share based compensation expense by instrument type:

Year Ended December 31,	2025	2024
Stock options	$6,282,203	$-
Restricted share units	1,749,073	2,547,123
	$8,031,276	$2,547,123

(a)	Stock options

The Corporation has a stock option plan whereby the maximum number of shares subject to the plan, in the aggregate, shall not exceed 10% of the Corporation’s issued and outstanding shares. The exercise price shall be no less than the discount market price as determined in accordance with relevant exchange policies. These option awards generally vest immediately or up to 1 year of continuous service.

The following table reflects the continuity of stock options for the periods presented below:

	Number of Stock Options	Weighted Average Exercise Price (CAD$)
Balance, December 31, 2023	692,170	5.09
Expired / cancelled	(209,216)	-
Balance, December 31, 2024	482,954	4.60
Granted	3,012,500	3.42
Exercised	(291,860)	2.31
Expired / cancelled	(259,801)	3.27
Balance, December 31, 2025	2,943,793	3.74

The fair value of options granted for the year ended December 31, 2025 and 2024 was $6,406,903 and $nil, respectively.

The fair value of the Corporation’s options has been determined using the Black-Scholes method and the following weighted average assumptions:

	Granted in	Granted in
	2025	2024
Spot price (in CAD$)	$3.43	$	nil
Risk-free interest rate	2.84%		nil	%
Expected annual volatility	131%		nil	%
Expected life (years)	5.00		nil
Dividend	nil		nil
Fair vale of option	$2.13	$	nil

The aggregate intrinsic value of stock options outstanding and exercisable as at December 31, 2025 is $1,314,721. As of December 31, 2025, there was $124,366 of total unrecognized compensation cost related to nonvested options granted to be recognized over the next 0.5 years.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

14.	Stock options and restricted share units (Continued)

The following table reflects the stock options issued and outstanding as of December 31, 2025:

Expiry Date	Exercise Price (CAD$)		Weighted Average Remaining Contractual Life (years)	Number of Options Outstanding	Number of Options Vested (exercisable)	Number of Options Unvested
January 5, 2026		3.75	0.01	49,999	49,999	-
March 25, 2026		7.47	0.23	93,664	93,664	-
May 17, 2026		7.35	0.38	35,131	35,131	-
June 22, 2026		4.20	0.47	19,999	19,999	-
March 5, 2030	US$	1.25	4.18	200,000	200,000	-
June 6, 2030		2.09	4.43	1,040,000	1,040,000	-
August 18, 2030		3.23	4.63	25,000	-	25,000
August 27, 2030	US$	2.25	4.66	50,000	-	50,000
November 19, 2030		4.90	4.89	1,430,000	1,430,000	-
		3.74	4.36	2,943,793	2,868,793	75,000

The following table reflects the stock options issued and outstanding as of December 31, 2024:

Expiry Date	Exercise Price (CAD$)	Weighted Average Remaining Contractual Life (years)	Number of Options Outstanding	Number of Options Vested (exercisable)	Number of Options Unvested
February 14, 2025	2.88	0.12	158,333	158,333	-
January 5, 2026	3.75	1.01	150,828	150,828	-
March 25, 2026	7.47	1.23	101,997	101,997	-
May 17, 2026	7.35	1.38	43,464	43,464	-
June 22, 2026	4.20	1.47	28,332	28,332	-
	4.60	0.83	482,954	482,954	-

(b) Restricted share units

The Corporation has an RSU plan whereby there is a fixed cap of shares that can be granted under the plan. The exercise price shall be no less than the discount market price as determined in accordance with relevant exchange policies.

The following table reflects the continuity of RSUs for the periods presented below:

Number of RSUs
Balance, December 31, 2023	1,036,900
Granted (i)	2,444,000
Cancelled	(159,667)
Converted	(492,897)
Balance, December 31, 2024	2,828,336
Granted (ii)	745,000
Converted	(971,494)
Repurchased	(266,666)
Cancelled	(51,233)
Balance, December 31, 2025	2,283,943

(i) During the year ended December 31, 2024, the Corporation granted 2,444,000 RSUs to officers, directors, employees and advisors. These RSUs vest one-third on each of the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs was $4,880,453, which was measured based on the quoted price of the Corporation’s shares on the date of grant.

(ii) During the year ended December 31, 2025, the Corporation granted 745,000 RSUs to consultants. These RSUs vest one-third on each of the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs was $2,510,317, which was measured based on the quoted price of the Corporation’s shares on the date of grant.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

14.	Stock options and restricted share units (Continued)

The aggregate intrinsic value of RSUs outstanding as at December 31, 2025 is $5,824,055. As of December 31, 2025, there was $4,823,421 of total unrecognized compensation cost related to nonvested RSUs granted to be recognized over the next 2.25 years. The fair value of RSUs is generally measured as the grant date price of the Corporation’s shares.

For the year ended December 31, 2025, the Corporation recorded share based compensation of $1,749,073 related to vesting of RSUs, (year ended December 31, 2024 - $2,547,123).

15.	General and administrative expenses

General and administrative expenses are comprised of:

Year Ended December 31,	2025	2024
Office and administrative expenses	$5,225,144	$2,410,310
Professional fees	2,769,790	2,233,333
Regulatory fees	308,925	85,798
Share based compensation	8,031,276	2,547,123
	$16,335,135	$7,276,564

16.	Loss per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of subordinate voting shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of subordinate voting shares during the period, plus common stock equivalents, outstanding during the period. If the Corporation reports a net loss, the computation of diluted loss per share excludes the effect of dilutive subordinate voting share equivalents, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share attributable to subordinate voting shareholders:

Year Ended December 31,	2025	2024
Numerator
Net loss for the year	$(28,356,223)	$(12,391,298)
Less: Net loss attributable to non-controlling interest	-	-
Net loss attributable to common shareholders - basic and diluted	$(28,356,223)	$(12,391,298)
Denominator
Weighted average shares used in computing net loss per share attributable to common shareholders - basic and diluted	44,457,316	30,704,548
Net loss per share attributable to common shareholders - basic and diluted	$(0.64)	$(0.40)

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

16.	Loss per share (Continued)

In periods with a reported net loss, the effects of stock options, warrants, unvested restricted share units, are excluded and diluted loss per share is equal to basic loss per share. The following is a summary of the subordinate voting share equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share:

Year Ended December 31,	2025	2024
Liability-classified warrants outstanding	1,475,143	3,636,363
Equity-classified warrants outstanding	-	5,696,427
Stock options outstanding	2,943,793	482,954
Unvested restricted share units	2,283,943	2,828,336
	6,702,879	12,644,080

17.	Related party transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties include key management personnel and may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions are recorded at the exchange amount, being the amount agreed to between the related parties.

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of the Corporation, directly or indirectly. Key management personnel include the Corporation’s executive officers and members of the Board of Directors.

Remuneration of key management personnel of the Corporation was as follows:

Year Ended December 31,	2025	2024
Professional fees (1)	$195,000	$136,081
Salaries (1)	2,683,973	858,479
Directors fees	99,529	-
Share based compensation(2)	6,756,814	1,564,208
	$9,735,316	$2,558,768

(1)	Represents the professional fees and salaries paid to officers and directors in cash and BTC. During the year ended December 31, 2025 the Corporation paid 9 BTC (year ended December 31, 2024 - 26 BTC) as compensation for the services provided in by officers and directors with a fair value of $843,665 (year ended December 31, 2024 - $1,773,027).

(2)	Represents the share-based compensation for officers and directors.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

18.	Cash flow supplemental information

Year Ended December 31,	2025	2024
Digital currencies items
Digital currencies mined and staked	$(3,523,378)	$(10,318,500)
Bitcoin received from colocation services	(15,649,009)	(9,377,476)
Bitcoin received for electricity sales	-	(2,003,106)
Services paid in digital currencies	843,665	1,773,027
Gain on sale of digital currencies	(1,029,017)	(1,658,772)
Digital currencies remitted as per Miner agreement	145,199	-
Gain on revaluation of digital currencies	4,109,276	(898,691)
	$(15,103,264)	$(22,483,518)
Working capital items
Amounts receivable and prepaid expenses	$(1,863,532)	$699,156
Accounts payable and accrued liabilities	(152,178)	1,617,639
Income tax receivable	-	124,337
Deposit payable	-	717,342
	$(2,015,710)	$3,158,474
Other supplemental information
Interest paid	$-	$-
Taxes paid	$-	$-

19.	Non-controlling interest

The Corporation incorporated US Data Centers Inc., as a subsidiary on September 20, 2024. Subsequent to December 31, 2024, the Corporation dissolved that subsidiary, and funds of approximately $1,000,000 were distributed back to the original shareholders upon dissolution. During the year ended December 31, 2025, the Corporation incorporated a new subsidiary with the same name.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

20.	Segmented reporting

The Corporation has four operating segments being cryptocurrency mining, sales of energy and electricity, colocation services, and Tier III AI data centers located in the United States.

During the year ended December 31, 2025, the Corporation added a new operating segment related to Tier III AI data center operations. The AI data center segment is in the development phase and has not yet commenced commercial operations as of December 31, 2025. As a result, this segment did not generate revenue during the year ended December 31, 2025.

The Corporation’s CODM evaluates segment performance and allocates resources based on segment revenue, net loss, and total assets. Accordingly, the Tier III AI data center segment has been included as a reportable segment for the year ended December 31, 2025.

Year Ended December 31, 2025	Cryptocurrency mining	Sales of energy and electricity	Colocation services	Tier III AI project	Total
Revenue	$3,523,378	$13,195,949	$17,468,899	$-	$34,188,226
Cost of revenue	(2,026,237)	(18,378,656)	(10,046,069)	-	(30,450,962)
Depreciation and amortization	(6,506,773)	(447,054)	-	-	(6,953,827)
Net loss	(7,549,460)	(14,196,255)	(6,610,508)	-	(28,356,223)
EBITDA	(1,328,562)	(13,749,201)	(6,610,508)	-	(21,688,271)
Total assets	50,707,889	10,387,735	61,994,641	11,023,314	134,113,579

		Sales of
	Cryptocurrency	energy and	Colocation	Tier III
Year Ended December 31, 2024	mining	electricity	services	AI project	Total
Revenue	$10,318,500	$10,893,584	$15,790,179	$-	$37,002,263
Cost of revenue	(7,192,288)	(14,513,076)	(11,006,203)	-	(32,711,567)
Depreciation and amortization	(15,268,695)	(368,921)	-	-	(15,637,616)
Net loss	(13,186,861)	(3,988,413)	4,783,976	-	(12,391,298)
EBITDA	2,081,834	(3,619,492)	4,783,976	-	3,246,318
Total assets	28,168,234	6,149,854	-	-	34,318,088

21.	Financial instruments and risk management

Risks

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Corporation’s primary exposure to credit risk is on its cash and amounts receivable. The cash is held in multiple accounts which are FDIC insured up to $3 million each. Although the Corporation’s cash balances may at times exceed insured limits, management monitors the financial condition of the institutions where cash is held and believes the Corporation’s exposure to credit risk is not significant. The Corporation believes no impairment is necessary in respect of amounts receivable, deposits and promissory note receivable as balances are monitored on a regular basis with the result that exposure to bad debt is insignificant.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

21.	Financial instruments and risk management (Continued)

Liquidity risk

Liquidity risk is the risk that the Corporation will not be able to meet its financial obligations as they fall due. The Corporation manages liquidity risk by maintaining cash balances to ensure that it is able to meet its short-term and long-term obligations as and when they fall due. The Corporation manages cash projections and regularly updates projections for changes in business and fluctuations caused in digital currency prices and exchange rates.

The following table summarizes the expected maturity of the Corporation’s significant financial liabilities and other liabilities based on the remaining period from the balance sheet date to the contractual maturity date:

	Payments by period
As at December 31, 2025	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total	Carrying Value
Accounts payable and accrued liabilities	$6,350,923	$-	$-	$-	$6,350,923	$6,350,923
Deposit payable	-	2,203,526	-	-	2,203,526	2,203,526
	$6,350,923	$2,203,526	$-	$-	$8,554,449	$8,554,449

	Payments by period
As at December 31, 2024	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total	Carrying Value
Accounts payable and accrued liabilities	$6,579,948	$-	$-	$-	$6,579,948	$6,579,948
Deposit payable	-	2,203,526	-	-	2,203,526	2,203,526
Lease liabilities	60,000	80,000	-	-	140,000	126,797
Loan payable·	77,564	-	-	-	77,564	77,564
	$6,717,512	$2,283,526	$-	$-	$9,001,038	$8,987,835

Foreign currency risk

Currency risk relates to the risk that the fair values or future cash flows of the Corporation’s financial instruments will fluctuate because of changes in foreign exchange rates. Exchange rate fluctuations affect the costs that the Corporation incurs in its operations.

As the Corporation operates in an international environment, some of the Corporation’s financial instruments and transactions are denominated in currencies other than an entity’s functional currency. The fluctuation of the Canadian dollar in relation to the US dollar will consequently impact the profitability of the Corporation and may also affect the value of the Corporation’s assets and liabilities and the amount of shareholders’ equity. As at December 31, 2025 and December 31, 2024, the foreign currency risk was considered minimal.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

21.	Financial instruments and risk management (Continued)

Digital currency risk

Digital currency prices are affected by various forces including global supply and demand, interest rates, exchange rates, inflation or deflation and the global political and economic conditions. The profitability of the Corporation is directly related to the current and future market price of digital currencies; in addition, the Corporation may not be able liquidate its holdings of digital currencies at its desired price if required. A decline in the market prices for digital currencies could negatively impact the Corporation’s future operations. The Corporation has not hedged the conversion of any of its sales of digital currencies.

Digital currencies have a limited history and the fair value historically has been very volatile. Historical performance of digital currencies is not indicative of their future price performance. The Corporation’s digital currencies currently consist of Bitcoin and Ethereum.

At December 31, 2025, had the market price of the Corporation’s holdings of Bitcoin increased or decreased by 10% with all other variables held constant, the corresponding asset value increase or decrease respectively would amount to $1,181,232 (December 31, 2024 - $452,542).

At December 31, 2025, had the market price of the Corporation’s holdings of Ethereum increased or decreased by 10% with all other variables held constant, the corresponding asset value increase or decrease respectively would amount to $300,186 (December 31, 2024 - $nil).

Financial Instrument

The Corporation measures certain financial and non-financial assets and liabilities at fair value on a recurring or non-recurring basis. The fair values of investments were measured using the cost, market or income approaches.

The fair value of the Corporation’s financial instruments, including cash, current portion of amounts receivable, investment, and accounts payable and accrued liabilities approximates their carrying value due to their short-term nature. Deposit payable is due to arm’s length third parties, the fair values of this payable is measured using relevant market input (Level 3). The fair value of deposit payable was calculated using actualized cash flows using market rates in effect at the balance sheet date. Reasonable changes to key assumptions would not have a significant impact. Investment is measured using a market-based valuation approach, utilizing relevant Level 3 market inputs. Digital currencies are measured at fair value using the quoted price on Gemini Exchange (Level 1). Warrant liabilities are measured at fair value using the Black-Scholes method (Level 2).

The following tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis and the Corporation’s estimated level within the fair value hierarchy for each of those assets and liabilities as of December 31, 2025 and 2024, respectively:

	As at December 31, 2025			As at December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash	$78,478,759	$-	$-	$1,703,896	$-	$-
Digital currencies	$14,814,180	$-	$-	$4,525,416	$-	$-
Investments	$-	$-	$1,543,331	$-	$-	$900,844
Liabilities
Warrant liability	$-	$2,297,930	$-	$-	$3,040,494	$-
Obligation to issue warrants	$-	$599,603	$-	$-	$-	$-

There were no transfers among Levels 1, 2 or 3 during the years ended December 31, 2025 and 2024.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

22.	Income taxes

For financial reporting purposes, income before taxes includes the following components:

Year ended December 31, 2025	2025	2024
United States	$(11,364,445)	$(13,500,171)
Foreign (Canada)	(16,991,778)	1,108,873
Total	$(28,356,223)	$(12,391,298)

Income tax expense included in the accompanying Consolidated Statements of Comprehensive Income for the years presented below:

Year ended December 31, 2025	2025	2024
Current:
Federal	$-	$-
Foreign	-	-
State and local	$-	-
Total	$-	$-
Deferred:
Federal	$-	$-
Foreign	-	-
State and local	-	-
Total	$-	$-
Total	$-	$-

The Corporation adopted ASC 2023-09 during the year ended December 31, 2025 retrospectively. The reconciliation of the federal statutory rate on the income before income taxes to the effective income tax rate after the adoption of ASU 2023-09 on a retrospective basis is as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percent	Amount	Percent
Canadian federal statutory income tax rate	$(4,301,694)	15.00%	$(1,858,695)	15.00%
Domestic Federal
Non-taxable and non-deductible items - Canada
Statutory income tax differential	1,933,606	(6.70)%	(740,467)	6.00%
Valuation allowance - Federal	(1,933,606)	6.70%	740,467	(6.00)%
Foreign tax effects United States
Non-deductible and other expenses	4,374	0.00%	202,587	(1.60)%
Meals and entertainment	8,181	0.00%	4,670	0.00%
Warrants	653,103	(2.30)%	151,941	1.20%
Valuation allowance - United States	5,407,278	(18.90)%	2,893,001	(23.30)%
Statutory income tax differential	(1,720,677)	6.00%	(743,478)	6.00%
Other	(50,565)	0.20%	(21,489)	0.20%
Foreign state and local income taxes, net of federal effect	-	0.00%	(628,537)	5.10%
Total	$-	0.00%	$-	0.00%

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

22.	Income taxes (Continued)

Significant components of the Corporation’s deferred tax assets and liabilities as of December 31 were as follows:

	As at December 31,	As at December 31,
	2025	2024
Deferred tax assets:
Share issuance costs - Canada	$1,017,496	$320,469
Net operating loss carryforwards - Canada	3,433,079	940,009
Net operating loss carryforwards - United States	12,334,695	8,261,043
Stock based compensation	1,708,123	593,434
Digital currency loan - unrealized gain / (loss)	339,317	293,738
Revaluation of digital currency	1,093,218	-
Depreciation	1,801,448	1,976,017
Amortization	257,169	299,735
Lease liabilities	-	33,733
Capital loss carryover	2,238,369	2,764,887
Other	72,509	72,509
Total deferred tax assets	24,295,423	15,555,574
Less: Valuation allowance for deferred tax assets	(22,348,671)	(12,420,466)
Net deferred tax assets	$1,946,752	$3,135,108
Deferred tax liabilities:
Amortization	$(246,440)	$(280,820)
Right-of-use assets	(521,071)	(542,691)
Revaluation of digital currency	-	(239,085)
Other	(1,179,241)	(2,072,512)
Total deferred tax assets	$(1,946,752)	$(3,135,108)
Net deferred tax assets (liabilities)	$-	$-

The Corporation is treated as a United States corporation for United States federal income tax purposes under section 7874 of the U.S. Tax Code and is subject to United States federal income tax. However, for Canadian tax purposes, the Corporation is expected, regardless of any application of section 7874 of the U.S. Tax Code, to be treated as a Canadian resident company (as defined in the Income Tax Act (Canada) (the “ITA”) for Canadian income tax purposes. As a result, the Corporation will be subject to taxation both in Canada and the United States.

The Corporation has a valuation allowance on all of its deferred tax assets at December 31, 2025 and 2024, which based on the judgement of management is not more-likely than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that all or some portion of the deferred assets will not be realized. This ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those deductible temporary differences become deductible. Based on the Corporation’s history of losses and projections for future taxable income, management believes that it is not more-likely than-not that the Corporation will realize the benefits of these deductible temporary differences.

The Corporation has gross Canadian operating tax loss carryforwards of $15,664,342. To the extent that the operating tax loss carryforwards are not used, they begin to expire in 2041. As of December 31, 2025, the Corporation has $45,820,361 of federal net operating loss carryforwards available, and has state net operating losses of approximately $48,043,510 which began to expire in 2041.

The Corporation has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. The total amount of unrecognized tax benefits, that is the aggregate tax effect of differences between tax return positions and the benefits recognized in the Corporation’s financial statements, as of December 31, 2025 and 2024 of $nil and $nil, respectively.

Digi Power X Inc. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024 (Expressed in United States Dollars)

22.	Income taxes (Continued)

The Corporation recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2025 and 2024, the Corporation did not recognize any net interest expense.

The Corporation files income tax returns with Canada and its provinces and territories and is generally subject to routine examinations by the Canada Revenue Agency (“CRA”). Income tax returns filed with various provincial jurisdictions are generally open to examination for periods of four to five years subsequent to the filing of the respective returns. The Corporation also files income tax returns in the United States and various state tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities for three to four years from the date they are filed. The tax filings relating to the Corporation’s U.S. federal and state taxes are currently open to examination for tax years 2022 through 2024.

There are no other audits or examinations in process at this time.

A summary of income taxes paid, net of refunds received, is as follows:

Year ended December 31, 2025	2025	2024
Canadian	$-	$-
US Federal, state and local
Alabama	-	-
New York	-	-
Federal	-	-
Foreign	-	-
Total	$-	$-

23.	Commitment

During the year ended December 31, 2025, the Company entered into a contract with a supplier for the purchase of various high-performance computers in connection with the Company’s Tier III AI project. Under the terms of the agreement, payments are due upon shipment of the equipment. The Company expects shipment to occur within one year from the date of the financial statements, at which time $5,320,312 will become payable. As of December 31, 2025, no liability was recorded related to this commitment, as the goods had not yet been received and the payment was not yet due. Subsequent to year end, the Company made a payment of $4,520,312 under that agreement.

24.	Subsequent events

(i) Pursuant to a settlement agreement with a broker (note 12(ii)), Digi Power issued a warrant exercisable for up to an aggregate of 269,231 of the Corporation’s subordinate voting shares at an exercise price of $2.85 per share for a period of five years from the date of issuance. The warrant was issued on February 20, 2026.

(ii) On February 27, 2026, the Corporation completed the uplisting of its subordinate voting shares to Cboe Canada effective at market open on February 27, 2026. Following the uplisting from the TSX Venture Exchange to Cboe Canada, the Corporation’s subordinate voting shares continue to trade under the symbol “DGX” on Cboe Canada and trade on Nasdaq under the symbol “DGXX”. The Corporation remains a “reporting issuer” under applicable Canadian securities laws through the transition from the TSX Venture Exchange to Cboe Canada. Following the uplisting to Choe Canada, the shares no longer trade on the TSX Venture Exchange and were voluntarily delisted from the TSX Venture Exchange effective as of close of market on February 26, 2026.

(iii) Subsequent to December 31, 2025, the Corporation announced a restructuring and clarification of its relationship with US Data Centers, Inc., confirming that it retains a majority controlling equity interest and that USDC’s operations are limited to the manufacturing and distribution of modular data center equipment, with no ownership interest or participation in the Corporation’s data center assets or revenues.

(iv) Subsequent to December 31, 2025, the Corporation issued 379,664 subordinate voting shares to settle vested RSUs and issued 1,000,000 RSUs to a new Advisory Board member.

(v) On March 23, 2026, the Company issued a total of 50,000 stock options and 50,000 RSUs to an officer of the Company in accordance with the Company’s stock option plan and restricted share unit plan, respectively. Each stock option is exercisable for a subordinate voting share of the Company at a price of $2.39 for a period of five years from the date of grant. The stock options vest fully on the date of grant and are subject to the terms and conditions of the Company’s stock option plan and applicable securities laws. Each RSU entitles the holder to acquire one subordinate voting share of the Company on vesting. One-third (1/3) of the RSUs will vest on March 23, 2027, and the remaining two-thirds (2/3) will vest quarterly over the two years following March 23, 2027.

(vi) Subsequent to December 31, 2025, 143,663 stock options with a weighted average exercise price of CAD$6.18 expired unexercised.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not required.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, the Corporation carried out an evaluation, under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Corporation, under the supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with IFRS as issued by the International Accounting Standards Board. Management, including the Chief Executive Officer and the Chief Financial Officer, has assessed the effectiveness of the Corporation’s internal control over financial reporting in accordance with Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management, including the Chief Executive Officer and the Chief Financial Officer, has determined that the Corporation’s internal control over financial reporting was effective.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

As previously reported in the Corporation’s annual report for the fiscal year ended December 31, 2024, management of the Corporation identified certain material weaknesses related to (a) the Corporation not having effective review and reconciliation procedures related to the period end balances in connection with the closing of financial statements for a particular period, and (b) the Corporation having insufficient procedures or processes to independently generate an expectation over the rewards which should be received from self-mining and colocation agreements based on the hashing power provided to the network, in order to assess the completeness and accuracy of rewards received from those revenue streams. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected on a timely basis. Since identifying the material weaknesses, the Corporation implemented a formal process to review and reconcile period end balances related to the items described above and properly reassess those items as required. The Corporation has also implemented formal procedures to ensure and maintain a formal review of the equipment listings for its miners used for self-mining and for co-location customers via monthly reconciliations and has hired an external consultant to create reporting that substantiates an independent expectation of expected rewards based on hashing power provided to the network.

Based upon the above, we evaluated the remediation efforts described and performed testing of the operating effectiveness of the relevant controls throughout the year and concluded that these controls have been operating effectively for a sufficient period of time to support our determination that the material weakness has been remediated as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

Under the Jumpstart Our Business Startups Act, “emerging growth companies” are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002, which generally requires that a public company’s registered public accounting firm provide an attestation report relating to management’s assessment of internal control over financial reporting. The Corporation qualifies as an “emerging growth company” and, therefore, has not included in, or incorporated by reference into, this Annual Report such an attestation report as of the end of the period covered by this Annual Report.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Corporation’s internal control over financial reporting that occurred during the fiscal year ending December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Compensation, and Corporate Governance.

Information required by Item 10 is incorporated by reference from the Corporation’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by Item 11 is incorporated by reference from the Corporation’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is incorporated by reference from the Corporation’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is incorporated by reference from the Corporation’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information required by Item 14 is incorporated by reference from the Corporation’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit, Financial Statement Schedules.

1. Financial Statements. The consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K beginning on page F-1.

2. Exhibits required to be filed by Item 601 of Regulation S-K. The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Annual Report on Form 10-K.

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Chortle Capital Corp. (incorporated by reference to Exhibit 1.1 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.2	Certificate of Change of Name to Hashchain Technology Inc. (incorporated by reference to Exhibit 1.2 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.3	Notice of Articles (incorporated by reference to Exhibit 1.3 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.4	Certificate of Change of Name to Digihost Technology Inc. (incorporated by reference to Exhibit 1.4 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.5	Notice of Articles (incorporated by reference to Exhibit 1.5 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.6	Notice of Articles (incorporated by reference to Exhibit 1.6 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.7	Certificate of Change of Name to Digi Power X Inc. (incorporated by reference to Exhibit 1.7 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on March 31, 2025)
4.1	Form of Common Shares Purchase Warrant, dated August 15, 2024 (incorporated by reference to Exhibit 4.18 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on September 16, 2024)
4.2	Form of Common Shares Purchase Warrant, dated February 7, 2025 (incorporated by reference to Exhibit 4.21 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on March 31, 2025)
4(vi)	Description of Securities (incorporated by reference to Exhibit 2(d) to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
10.1+	Form of Employment Agreement
10.2+	Digihost Technology Inc. Stock Option Plan (incorporated by reference to Exhibit 4.9 to the Corporation’s Registration Statement on Form S-8 (File No. 333-276647), filed with the SEC on January 22, 2024)
10.3+	Digihost Technology Inc. Restricted Share Unit Incentive Plan (incorporated by reference to Exhibit 4.8 to the Corporation’s Registration Statement on Form S-8 (File No. 333-276647), filed with the SEC on January 22, 2024)
10.4	Base Contract for the Sale of Energy Supply, dated as of February 6, 2018, by and between Bit Management LLC / NYAM, LLC and EnergyMark, LLC (incorporated by reference to Exhibit 4.5 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
10.5	Lease Agreement, dated as of December 21, 2021, by and between East Delavan Property, LLC and DGX Holding, LLC (incorporated by reference to Exhibit 4.12 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
10.6	Loan Agreement, dated as of February 5, 2023, by and between Digihost International, Inc. and Doge Capital LLC (incorporated by reference to Exhibit 4.17 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
10.7	Registration Rights Agreement, dated as of August 15, 2024, between Digihost Technology Inc. and each investor listed on the signature pages thereto (incorporated by reference to Exhibit 4.19 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on September 16, 2024)

14.1	Digi Power X Inc. Code of Business Conduct and Ethics
16.1	Letter from Raymond Chabot Grant Thornton LLP to the SEC, dated March 5, 2025 (incorporated by reference to Exhibit 16.1 to Amendment No. 1 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on March 5, 2025)
19.1	Digi Power X Inc. Securities Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 8.1 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on March 31, 2025)
23.1	Consent of Davidson & Company LLP, independent registered accounting firm
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Digi Power X Inc. Clawback Policy
101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Linkbase Document
101 AL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE(**)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGI POWER X INC.

By:	/s/ Michel Amar
Name:	Michel Amar
Title:	Chief Executive Officer

Date: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michel Amar	Chief Executive Officer and Director	March 31, 2026
Michel Amar	(Principal Executive Officer)

/s/ Paul Ciullo	Chief Financial Officer	March 31, 2026
Paul Ciullo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alec Amar	President and Director	March 31, 2026
Alec Amar

/s/ Ajay Gupta	Director	March 31, 2026
Ajay Gupta

/s/ Adam S. Rossman	Director	March 31, 2026
Adam S. Rossman

/s/ Gerard Rotonda	Director	March 31, 2026
Gerard Rotonda