Form 10-K/A
period 2025-12-31
Digi Power X Inc.
filed 2026-04-30
CIK 1854368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 001-40527

DIGI POWER X INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Yonge Street, Suite 1601 Toronto, Ontario	M5C 1T4
(Address of Principal Executive Offices, including)	Zip Code

Registrant’s Telephone Number, Including Area Code: (818) 280-9758

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Subordinate Voting Shares	DGXX	Nasdaq Capital Market

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

As of April 27, 2026, the registrant had 72,826,680 subordinate voting shares issued and outstanding and 3,333 proportionate voting shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 30, 2026, Digi Power X Inc. (the “Corporation,” “we,” “us” and “our company”), a corporation incorporated in Canada under the Business Corporations Act (British Columbia), filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the Corporation’s fiscal year.

This Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

●	amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

●	make certain revisions to the cover page of the Original Form 10-K, including to delete the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

●	file a new certification of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). No financial statements are included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K; accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, including the financial statements, and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Corporation’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

Unless otherwise indicated, all dollar amounts and references to “$” are to U.S. dollars, and references to “C$” are to Canadian dollars.

DIGI POWER X INC.

i

FORWARD-LOOKING INFORMATION AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains or refers to forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Exchange Act and forward-looking information within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements can often be identified by forward-looking words, such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “may,” “potential” and “will,” or similar words suggesting future outcomes or other expectations, beliefs, plans, objectives, assumptions, intentions or statements about future events or performance. All statements, other than statements of historical fact, that address activities, events or developments that the Corporation believes, expects or anticipates will or may occur in the future are forward-looking statements. Forward-looking statements do not constitute historical fact but reflect management’s expectations and assumptions. Forward-looking statements in this Annual Report include, but are not limited to, statements with respect to:

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

By their nature, forward-looking statements involve numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other forward-looking statements will not occur, including the following:

●	The Corporation’s diversification into operating data centers may not prove to be successful;

●	The Corporation’s plan to develop a Tier III data center and other infrastructure projects involves significant risks, many of which are beyond the Corporation’s control;

●	The Corporation depends on significant customers for its data centers;

●	The bitcoin block reward halves approximately every four years, which reduces the number of bitcoin the Corporation would receive from solving blocks;

●	If the award of coins for solving blocks and transaction fees are not sufficiently high, miners (other than of the Corporation) may not have an adequate incentive to continue mining and may cease their mining operations, which could adversely impact the Corporation’s mining operations;

●	The Corporation relies on a third-party mining pool operator;

●	Insolvency, bankruptcy or cessation of operations of a mining pool operator can have a material adverse effect on the Corporation;

●	The Corporation may be unable to obtain additional financing on acceptable terms or at all;

●	The Corporation may be required to sell its cryptocurrency portfolio to pay for expenses;

●	The Corporation’s cryptocurrency inventory may be exposed to cybersecurity threats and hacks;

●	The Corporation may face delays in remediating the material weaknesses identified in its internal control over financial reporting;

●	Regulatory changes or actions may alter the nature of an investment in the Corporation or restrict the use of cryptocurrencies in a manner that adversely affects the Corporation’s operations;

●	Recent changes in U.S. political leadership and economic policies, as well as any future policy changes, may create uncertainty that materially affects the Corporation’s business and financial performance;

●	The value of cryptocurrencies may be subject to momentum pricing risk;

●	Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure;

●	Banks may not provide banking services, or may cut off banking services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment;

●	The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain;

●	The further development and acceptance of the cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies are subject to a variety of factors that are difficult to evaluate;

●	Acceptance and/or widespread use of cryptocurrency is uncertain;

●	The Corporation is subject to risks associated with the Corporation’s need for significant electrical power. The Corporation’s data center and mining operations require electrical power to be available at commercially feasible rates. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations;

●	The Corporation is exposed to hashrate and network difficulty, which could reduce the ability of the Corporation to remain competitive with its peers;

●	The Corporation’s operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies;

●	The Corporation’s coins may be subject to loss, theft or restriction on access;

●	Incorrect or fraudulent coin transactions may be irreversible;

●	The price of coins may be affected by the sale of coins by other vehicles investing in coins or tracking cryptocurrency markets;

●	Technological obsolescence and difficulty obtaining hardware may adversely impact the Corporation’s operating results and financial condition;

●	Exposure to environmental liabilities and hazards may result in the imposition of fines, penalties and restrictions;

●	The Corporation’s success is largely dependent on the performance of the Corporation’s management and executive officers;

●	The Corporation may be unable to attract, develop and retain its key personnel and establish adequate succession planning;

●	The Corporation faces competition from other data center and cryptocurrency companies;

●	Uninsured or uninsurable risks could result in significant financial liabilities;

●	The Corporation does not currently pay cash dividends, and, therefore, the Corporation’s shareholders will not be able to receive a return on their subordinate voting shares (“SV Shares”) unless they sell them;

●	The SV Shares are subject to volatility risk and there is no guarantee that an active or liquid market will be sustained for the SV Shares;

●	There are significant legal, accounting, and financial costs of being a publicly traded company which may reduce the resources available for the Corporation to deploy on its cryptocurrency mining operations;

●	Certain directors and officers may have a conflict of interest between their duties owed to the Corporation and their interest in other personal or business ventures;

●	The Corporation may be subject to litigation;

●	The Corporation could lose its foreign private issuer status in the future, which could result in significant additional costs and expenses to the Corporation;

●	The Corporation has a limited history of operations and is in the early stage of development;

●	Ineffective management of growth could result in a failure to sustain the Corporation’s progress;

●	The Corporation may be subject to tax consequences which could reduce the Corporation’s profitability;

●	The Corporation may be exposed to risks from exchanging currencies, including currency exchange fees; and

●	The other factors discussed under the heading “Risk Factors” in this Annual Report.

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

PART III

Item 10. Directors, Executive Compensation, and Corporate Governance.

The following table sets out, for each of the Corporation’s directors and executive officers, the person’s name, position(s) with the Corporation and principal occupation within the last five years. Each director is expected to continue to serve until the next annual meeting of the Corporation unless such director resigns, is terminated or otherwise vacates such position.

Name	Age	Principal Occupations for Last Five Years	Position	Director/ Officer Since
Michel Amar	62	CEO and Chairman, Digi Power X Inc. (2020 - present); President, NYAM LLC (2016 - present)	CEO, Chairman and Director	February 2020
Alec Amar	30	President and Director, Digi Power X Inc. (2020 - present); President, Bit.Management, LLC (2018 - present)	President and Director	February 2020
Paul Ciullo	44	CFO, Digi Power X Inc. (2021 - present; 2018 - 2020)	CFO	April 2021
Ajay Gupta	55	Founding Principal at Robbins Gupta Holdings (2021 – present)	Director	November 2025
Jaganathan Jeyapaul	57	CTO, Digi Power X Inc.	CTO	December 2025
Adam Rossman	59	Business and Real Estate Attorney (1995 – present)	Director	February 2020
Gerard Rotonda	58	Co-Founder and Partner, MMR Development (2018 - present)	Director	July 2022(1)

(1)	Mr. Rotonda previously served as a director of the Corporation from February 2020 until August 2021.

Michel Amar, CEO and Chairman of the Board of Directors

Mr. Amar is a French-American businessman and entrepreneur known for his success in innovative technology, such as blockchain and electronics, as well as developing branded fashion. With a bachelor’s degree in accounting and business management, Mr. Amar has worked and consulted with some of the most famous international brands, playing a vital role in their profitability and continued relevance. In 2019, Mr. Amar partnered with Brookstone, a novelty retailer, in developing exclusive, technologically advanced products for their consumer electronics market. Mr. Amar’s extensive business experience and long tenure with the Corporation make him well qualified to serve as a member of the Corporation’s board of directors (the “Board”).

Alec Amar, President and Director

Mr. Amar is an entrepreneur who has achieved success in both product development and licensing, as well as blockchain solutions. After graduating from the University of Southern California with a degree in economics and digital entrepreneurship, Mr. Amar devised and headed a blockchain operation, building out highly efficient and productive mining facilities. In addition to blockchain success, Mr. Amar’s product licensing company, MAT, a versatile R&D incubator, has partnered with notable brands such as Brookstone, in developing innovative electronics. As one of the sole licensees of Brookstone, Mr. Amar is actively curating a collection of intelligent, proprietary consumer electronics. Mr. Amar’s knowledge of, experience with and connections to the industry in which the Corporation operates make him well qualified to serve as a member of the Board.

Paul Ciullo, CFO

Mr. Ciullo has a diverse professional background and specialized in financial reporting and project management during his 15 years spent working in senior corporate finance and accounting positions for various Fortune 500 companies. Mr. Ciullo is an entrepreneur who is a partner in an IT services organization. He has served as the Corporation’s Chief Financial Officer (“CFO”) for various publicly traded start-up companies, including a CSE listed brand licensing group. He also has experience in Blockchain technology and cryptocurrency accounting, having served as the Corporation’s CFO for two years. Mr. Ciullo has extensive capital markets experience, is accustomed to delivering results in highly demanding environments and has consistently been able to drive measurable improvements and operating efficiencies in the businesses that he has been involved in.

Based in New York, Mr. Ciullo is a CPA who obtained a Bachelor of Science in Accounting from the State University of New York at Geneseo and an MBA from Pennsylvania State University. Mr. Ciullo has over 20 years of experience in senior corporate finance and accounting positions for Fortune 500 companies, including General Electric (NYSE: GE) and Xerox (Nasdaq: XRX). Prior to joining the Corporation, Paul served as the Director of Finance for Conduent Legal and Compliance Services, specializing in financial reporting and project management.

Ajay Gupta, Director

Mr. Gupta is a founding principal of Robbins Gupta Holdings (RG Holdings). RG Holdings is the exclusive family office for Tony Robbins, Ajay Gupta and their respective families. Ajay Gupta and his team at RG Holdings evaluate and invest in alternative investments across various asset classes with a focus on private equity, private credit, private real estate, venture and healthcare. Prior to founding RG Holdings, Mr. Gupta was the Chief Investment Strategist at Creative Planning, an independent wealth management firm with over $300 billion in assets under management. In addition to his role with the Corporation, Mr. Gupta serves on the boards of CAZ Investments, an alternative investment firm, the Tony Robbins Foundation, the Baptist Health Foundation, and the Chopra Foundation, where he previously served as President and continues to collaborate closely with his longtime friend and founder, Dr. Deepak Chopra. Mr. Gupta holds a Bachelor of Commerce in Finance from Concordia University and has completed advanced executive programs through the Wharton School of Business, the University of Chicago Booth School of Business, and Harvard Business School. Mr. Gupta’s extensive investment and finance experience provide the Board with helpful insights, including, in particular, given the Corporation’s stage of development and growth plans.

Jaganathan Jeyapaul, CTO

Mr. Jeyapaul, the Corporation’s Chief Technology Officer (or “CTO”), is a seasoned engineering leader with deep experience in Silicon Valley at Oracle, Equinix and VeriSign. Throughout his career, he has modernized and operated large-scale cloud and data-center platforms, automated numerous data centers, built machine learning-driven observability systems, led global engineering teams and developed secure interconnection and API ecosystems supporting hyperscalers and mission-critical enterprise workloads. At VeriSign, he worked on foundational PKI, SSL and cryptographic infrastructure. Prior to his role at the Corporation, Mr. Jeyapaul served as the CTO of Diamanti from January 2022 to November 2022, the SVP of Engineering at Saviynt from November 2022 until October 2024 and the CTO of MatrixCloud from October 2025 until December 2025.

Adam S. Rossman, Director

Mr. Rossman is a business and real estate attorney. He has been a member of the California Bar since 1995. Mr. Rossman has handled transactions throughout the United States relating to commercial real estate and trademark licensing. Mr. Rossman maintains offices in Beverly Hills, CA. Mr. Rossman received his JD from Loyola Law School, Los Angeles in 1994 and an MA in Rhetoric in 1990 and a BA in Rhetoric in 1988, both from the University of California at Berkeley. Mr. Rossman’s real estate knowledge and experience navigating numerous legal transactions enable him to provide helpful and innovative insights to, and make him a strong addition to, the Board.

Gerard Rotonda, Director

Mr. Rotonda is a finance and strategy executive with over 30 years of experience spanning Wall Street institutions, telehealth, real estate, and energy infrastructure. In addition to his role with the Corporation, he currently serves as Managing Director of Strategy & Business Development at LifeMD, Inc. (NASDAQ: LFMD), a direct-to-patient telehealth company. Previously, he served as Chief Financial Officer and Executive Committee Member of Deutsche Bank Wealth Management Americas, and has held senior leadership roles at MasterCard Worldwide, Credit Suisse, and Citigroup, in addition to serving as CEO of online pharmacy GoGoMeds and Managing Director at UpScript Health. Mr. Rotonda holds a BSBA in Accounting and an MBA from Boston University and is a recipient of the U.S. Secret Service Scholarship for Heroism and the Distinguished Eagle Scout Award. Mr. Rotonda’s experience and familiarity with finance, real estate and public companies qualify him to serve on the Board.

Code of Ethics

The Corporation has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Corporation’s directors, officers and employees as well as its consultants. The Code is available on the Corporation’s website, www.digipowerx.com, in the “Governance” section under the “Documents and Charters” tab. We will disclose on our website any amendment to, or waiver from, a provision of the Code that applies to our employees, officers or directors as required by applicable securities rules and regulations. During the year ended December 31, 2025, the Corporation did not waive or implicitly waive any provision of the Code with respect to any of the Corporation’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as applicable.

Board Committees

The board has four standing committees, being the Audit Committee, the Compensation Committee, the Governance and Nomination Committee and the Disclosure Committee. Each Board committee operates under a charter that has been approved by our Board.

Audit Committee

The Audit Committee is responsible for monitoring the Corporation’s accounting and financial reporting practices and procedures, the adequacy of internal accounting controls and procedures, the quality and integrity of financial statements and for directing the auditors’ examination of specific areas. The current members of the Audit Committee are Gerard Rotonda (Chair), Adam Rossman and Ajay Gupta.

The Board has determined that Gerard Rotonda qualifies as an “audit committee financial expert” (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act and Rule 5605(c)(2)(A) of the Nasdaq Listing Rules). Mr. Rotonda is considered independent (as determined under Exchange Act Rule 10A-3 and Nasdaq Listing Rule 5605(a)(2) of the Nasdaq Stock Market Rules).

The SEC has indicated that the designation or identification of a person as an audit committee financial expert does not make such person an “expert” for any purpose, impose any duties, obligations or liability on such person that are greater than those imposed on members of the audit committee and the board of directors who do not carry this designation or identification, or affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Compensation Committee

The Compensation Committee assists the Board in its oversight of compensation. The Compensation Committee is comprised of Adam Rossman (Chair) and Gerard Rotonda. The Compensation Committee is responsible for considering, establishing and reviewing executive compensation programs and determining whether the programs encourage unnecessary or excessive risk taking. The Corporation anticipates the programs will be balanced and will not motivate unnecessary or excessive risk taking. The Corporation’s security trading policy restricts directors or executives from purchasing financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars or units of funds that are designed to hedge or offset a decrease in market value of equity. To the knowledge of the Corporation, as of the date hereof, no director or executive of the Corporation has participated in the purchase of such financial instruments.

Governance and Nomination Committee

The Governance and Nomination Committee identifies individuals qualified to be nominated as members of the Board, develops corporate governance guidelines and principles for the Corporation and assists the Board with the structure and composition of Board committee. The Governance and Nomination Committee is comprised of Adam Rossman (Chair), Alec Amar and Ajay Gupta. The Governance and Nomination Committee ensures an objective process for determining nomination of directors by providing that a majority of members of the Governance and Nomination Committee are considered independent within the meaning of Canadian National Instrument 58-101. The duties of the Governance and Nomination Committee include reviewing the Corporation’s policies, codes and mandates, reviewing the size, composition and candidates of board committees, recommending to the Board the necessary and desirable competencies and skills of directors and annually conducting, reviewing and reporting to the Board the results of an assessment of the Board’s performance and effectiveness.

Disclosure Committee

The Disclosure Committee is to be comprised of the CEO, a director designated by the Chair of the Board and an independent director designated by the Chair of the Board. The current members of the Disclosure Committee are Michel Amar (Chair), Gerard Rotonda and Adam Rossman.

Insider Trading Policy

The Corporation has adopted an insider trading policy governing the purchase, sale and other dispositions of the Corporation’s securities that applies to all personnel of the Corporation and its subsidiaries, including directors, officers and employees and other covered persons (the “Securities Trading Policy”). A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The Corporation is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012. As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended, under Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K. These reporting obligations extend only to our “named executive officers,” who are the individuals who (i) served as our principal executive officer, (ii) our two other most highly compensated executive officers other than the principal executive officer, and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as one of our executive officers during the last completed fiscal year (collectively, the “NEOs”). Our NEOs for the fiscal year ended December 31, 2025 were:

●	Michel Amar, Chief Executive Officer

●	Alec Amar, President

●	Paul Ciullo, Chief Financial Officer

The Corporation’s compensation philosophy is based on several fundamental principles. First, compensation programs are designed to align with shareholder interests by connecting the goals of NEOs with maximizing long-term shareholder value. Second, compensation is performance sensitive, meaning that NEO compensation is linked to the operating and market performance of the Corporation and fluctuates accordingly. Third, the Corporation seeks to offer market-competitive compensation to attract and retain talent, providing pay that is competitive in both value and structure to retain high-performing employees and attract new individuals of the highest caliber.

The Compensation Committee reviews each element of the NEOs’ compensation for market competitiveness, and although it may weigh a particular element more heavily based on the NEO’s role within the Corporation, it is primarily focused on remaining competitive in the market with respect to total compensation. We continue to evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances require.

Summary Compensation Table

The following table provides information concerning all compensation awarded to, earned by, or paid to our NEOs for the fiscal years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Based Awards(1) ($)	Option Based Awards(2) ($)	Total ($)
Michel Amar(3)	2025	970,576	875,000	5,422,756	4,756,895	12,025,227
Chief Executive Officer	2024	479,467	-	4,416,152	-	4,895,619
Alec Amar(4)	2025	563,397	275,000	4,651,153	1,936,145	7,425,695
President	2024	379,012	-	3,841,103	-	4,220,115
Paul Ciullo	2025	145,000	50,000	172,289	154,370	521,659
Chief Financial Officer	2024	136,081	-	153,290	-	289,371

(1)	The amounts in the “Share Based Awards” column reflect the aggregate grant date fair value of restricted stock units granted during the calendar year, generally measured as the grant date price of the Corporation’s SV Shares. The assumptions that we used to calculate these amounts are discussed in Note 14 to the financial statements appearing in this Annual Report. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock units or the sale of the SV Shares underlying such restricted stock units.
(2)	The amounts in the “Option Based Awards” column reflect the aggregate grant date fair value of stock options granted during the calendar year, determined using the Black-Scholes method. The assumptions that the Corporation used to calculate these amounts are discussed in Note 14 to the financial statements appearing in this Annual Report. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options, or the sale of the SV Shares underlying such stock options.
(3)	During the fiscal years ended December 31, 2024 and 2025, Michel Amar received a portion of his salary in Bitcoin (“BTC”). The value is determined and recognized by the Corporation as the number of BTC received times the price of BTC per their principal exchange (Gemini) on the date the BTC was transferred to him.
(4)	During the fiscal years ended December 31, 2024 and 2025, Alec Amar received a portion of his salary in BTC. The value is determined and recognized by the Corpration as the number of BTC received times the price of BTC per their principal exchange (Gemini) on the date the BTC was transferred to him.

Narrative To Summary Compensation Table

Employment Agreements. The principal terms of the employment agreements and arrangements with our NEOs are set forth below.

Michel Amar – On January 21, 2022, the Corporation entered into an employment agreement with Michel Amar pursuant to which Mr. Amar provided services as Chief Executive Officer of the Corporation in consideration of an annual rate of $475,000. Mr. Amar was eligible to receive an annual discretionary incentive payment upon achievement of certain Corporation and individual performance goals. The initial three-year term of the agreement expired on January 21, 2025 but was automatically extended on a yearly basis upon the expiration of the initial term or any additional terms. Accordingly, the employment agreement remained in effect through August 2025, at which time, the Corporation entered into a new employment agreement with Mr. Amar (the “M. Amar Employment Agreement”), pursuant to which Mr. Amar continues to serve as the Chief Executive Officer of the Corporation. Under the M. Amar Employment Agreement, Mr. Amar’s annual base salary was initially set at $550,000 and is subject to periodic review and adjustment by the Board (or a committee thereof). Mr. Amar is also eligible to receive an annual discretionary incentive bonus based on Corporation and individual performance goals, with minimum bonus amounts of 50% or 100% of base salary conditioned on the Corporation achieving positive adjusted EBITDA and specified year-over-year increases in market capitalization. Mr. Amar is also eligible for one-time performance-based cash bonuses equal to 100% of base salary upon the Corporation’s achievement of each market capitalization milestone ranging from $200 million to $1 billion. The initial employment period commenced on the date of the agreement and continues for a term of five years; beginning at the conclusion of the initial term, the M. Amar Employment Agreement automatically renews for successive one-year periods, unless notice of intent not to renew is given by either the Corporation or Mr. Amar at least 30 days prior to the end of the then-current term. Under the M. Amar Employment Agreement, Mr. Amar is subject to a one year post-termination employee non-solicitation covenant. The M. Amar Employment Agreement is subject to termination (i) upon the death or disability of Mr. Amar, (ii) voluntarily by Mr. Amar on 30 days’ written notice, (iii) for Cause (as defined in the M. Amar Employment Agreement) by the Corporation, (iv) for Good Reason (as defined in the M. Amar Employment Agreement) by Mr. Amar, or (v) without Cause by the Corporation. The severance provisions in the M. Amar Employment Agreement are discussed in the “Potential Payments Upon Termination or Change in Control” section below.

Alec Amar – On January 21, 2022, the Corporation entered into an employment agreement with Alec Amar pursuant to which Mr. Amar provided services as President of the Corporation in consideration of an annual rate of $375,000. Mr. Amar was eligible to receive an annual discretionary incentive payment upon achievement of certain Corporation and individual performance goals. The initial three-year term of the agreement expired on January 21, 2025 but was automatically extended on a yearly basis upon the expiration of the initial term or any additional terms. Accordingly, the employment agreement remained in effect through August 2025, at which time the Corporation entered into a new employment agreement with Mr. A. Amar (the “A. Amar Employment Agreement” and, together with the M. Amar Employment Agreement, the “Employment Agreements”), pursuant to which Mr. Amar continues to serve as the President of the Corporation. Under the A. Amar Employment Agreement, Mr. Amar’s annual base salary was initially set at $450,000 and is subject to periodic review and adjustment by the Board (or a committee thereof). Mr. Amar is eligible to receive an annual discretionary incentive bonus based on Corporation and individual performance goals, with minimum bonus amounts of 50% or 100% of base salary conditioned on the Corporation achieving positive adjusted EBITDA and specified year-over-year increases in market capitalization. Mr. Amar is also eligible for one-time performance-based cash bonuses equal to 100% of base salary upon the Corporation’s achievement of each market capitalization milestone ranging from $200 million to $1 billion. The initial employment period commenced on the date of the agreement and continues for a term of five years; beginning at the conclusion of the initial term, the A. Amar Employment Agreement automatically renews for successive one-year periods, unless notice of intent not to renew is given by either the Corporation or Mr. Amar at least 30 days prior to the end of the then-current term. Under the A. Amar Employment Agreement, Mr. Amar is subject to a one-year post-termination employee non-solicitation covenant. The A. Amar Employment Agreement is subject to termination (i) upon the death or disability of Mr. Amar, (ii) voluntarily by Mr. Amar on 30 days’ written notice, (iii) for Cause (as defined in the A. Amar Employment Agreement) by the Corporation, (iv) for Good Reason (as defined in the A. Amar Employment Agreement) by Mr. Amar, or (v) without Cause by the Corporation. The severance provisions in the A. Amar Employment Agreement are discussed in the “Potential Payments Upon Termination or Change in Control” section below.

Paul Ciullo – Mr. Ciullo is not a party to an employment agreement or other similar arrangement in connection with his employment with the Corporation.

To date, the compensation of our NEOs has consisted of a combination of base salary, annual incentive (bonus) payments, and long-term incentive compensation, as more fully described below.

Base Salary. The Compensation Committee approves the salary ranges for the NEOs. The base salary review for each NEO is based on an assessment of factors such as current competitive market conditions, compensation levels and practices of similarly situated companies and particular skills, such as leadership ability and management effectiveness, experience, responsibility and proven or expected performance of the particular individual. The Corporation may consider comparative data for the Corporation’s peer group, which are accumulated from a number of external sources including independent consultants. The Corporation’s policy for determining salary for NEOs is consistent with the administration of salaries for all other employees.

Annual Incentive (Bonus) Payments. Cash annual incentive awards are based on various personal and Corporation-wide achievements. Performance goals for annual incentive payments are subjective and include achieving individual and corporate targets and objectives, as well as general performance in day-to-day corporate activities. The Board approves target annual incentive amounts for each NEO at the beginning of each fiscal year. The Compensation Committee determines target amounts based on a number of factors, including comparable compensation of similar companies. Funding of annual incentive awards is capped at the Corporation level, and the distribution of funds to the NEOs is at the discretion of the Compensation Committee. Each NEO may receive partial or full payment of the target annual incentive amount set by the Compensation Committee at the beginning of each fiscal year, depending on the number of the predetermined targets met, and the assessment of such NEO’s overall performance by the Compensation Committee and the Board. In order to develop a recommendation to the Board regarding annual incentive payments, the Compensation Committee assesses NEO performance subjectively, considering each NEO’s respective success in achieving their individual objectives, contributions to the achievement of the Corporation’s goals and contributions to meeting the needs of the Corporation that arise on a day-to-day basis. If the Compensation Committee cannot unanimously agree on a recommendation in respect of an NEO’s annual incentive payment, the matter is referred to the full Board for decision. The Board relies heavily on the recommendations of the Compensation Committee in granting annual incentives. However, the Board reserves ultimate discretion in determining whether each NEO has met his or her targets and has the right to make positive or negative adjustments to any annual incentive payment recommended by the Compensation Committee that it deems appropriate. While annual incentive awards will focus on the achievement of short-term or annual goals and short-term goals may encourage the taking of short-term risks at the expense of long-term results, the Corporation’s annual incentive award program represents a small percentage of the NEOs’ compensation opportunities.

Long-Term Incentive Compensation. Stock options (“Options”) and restricted share units (“RSUs”) are granted to NEOs under the Digihost Technology Inc. Stock Option Plan (the “Stock Option Plan”) and the Digihost Technology Inc. Restricted Share Unit Incentive Plan (the “RSU Plan” and together with the Stock Option Plan, the “Equity Incentive Plans”). The Board initially adopted the Stock Option Plan on October 23, 2017, and shareholders have re-approved it annually thereafter. The RSU Plan was adopted on June 20, 2022, and approved by shareholders on July 28, 2022. Options and RSUs are awarded at the Board’s discretion, on the Compensation Committee’s recommendation, based on the individual’s level of responsibility, contribution to Corporation goals, and recognition of particular achievements or extraordinary service. The Board considers outstanding awards held by NEOs when determining new grants. Unless otherwise specified in an award agreement, Options granted under the Stock Option Plan generally vest in full upon grant, and RSUs granted under the RSU Plan generally vest no earlier than one-year and no later than three years from grant. Upon vesting, options may be exercised based on the terms set forth in the Stock Option Plan, and RSUs are settled in cash or shares as determined by the Compensation Committee.

Pension Plan Benefits, Termination And Change Of Control Benefits

The Corporation has no pension or retirement plan. The Corporation has not provided compensation, monetary or otherwise, to any NEO in connection with or related to the retirement, termination or resignation of such person, and the Corporation has provided no compensation to such persons as a result of a change of control of the Corporation, its subsidiaries or affiliates. Other than as may be provided pursuant to particular employment agreements and except as described below, the Corporation is not party to any compensation plan or arrangement with an NEO or subject to a contractual obligation resulting from the resignation, retirement or the termination of employment of any NEO.

Potential Payments Upon Termination Or Change In Control

Employment Agreements.

Under the Employment Agreements, in the event the applicable executive’s employment with the Corporation is terminated without Cause, for Good Reason, or due to non-extension of the applicable employment agreement (at the election of the Corporation), Michel Amar or Alec Amar, as applicable, is entitled to, among other things, 24 months of continued base salary payments and subsidized COBRA continuation coverage during the severance period, in addition to accrued amounts and any earned prior-year and pro-rata bonuses.

Equity Incentive Plans.

If an NEO’s employment or service is terminated due to death or disability, any vested Options held by the NEO will be exercisable at any time until the earlier of (i) 365 days after the date of death or disability and (ii) the Expiry Date (as defined in the Stock Option Plan), and any unvested Options will be cancelled. If an NEO’s employment or service is terminated for Cause, all Options (whether vested or unvested) held by the NEO will be cancelled. If an NEO’s employment or service is terminated (i) due to early retirement (i.e., retirement earlier than the normal retirement date under the Corporation’s retirement policy) at the Corporation’s request, (ii) due to voluntary resignation or (iii) by the Corporation without cause, any Option then held by the NEO will be exercisable at any time until the earlier of (a) the Expiry Date and (b) 90 days after the date of the termination (unless determined otherwise by the Board). In respect of incentive stock options, if an NEO’s employment or service is terminated due to death or disability (as defined in Section 422 of the U.S. Code), any incentive stock options held by the NEO will expire on the earlier of (i) 365 days after the date of death or disability and (ii) the Expiry Date; if an NEO’s employment or service is terminated due to any reason other than death, disability, or for cause, any incentive stock options held by the NEO will expire on the earlier of (i) 90 days after the date of termination and (ii) the Expiry Date. If a Change of Control occurs, all shares subject to each outstanding option will immediately vest and become exercisable.

Unless provided otherwise in an award agreement or in writing after the award agreement is issued, upon the termination of Michel Amar’s or Alec Amar’s employment or service for a reason other than death or a Change of Control (as defined in the RSU Plan), any RSUs that have not vested and will not vest within 30 days from the date of termination will be forfeited him. If such executive’s employment or service is terminated for Cause, then the Corporation may also annul the award within 30 days of such termination. Upon Michel Amar’s or Alec Amar’s death, any unvested RSUs will immediately vest, so long as one year has passed between the date of grant of such RSUs and the date of death. If Michel Amar’s or Alec Amar’s employment is terminated within 12 months following a transaction constituting a Change of Control, then any RSUs such executive holds that are unvested will fully accelerate and be settled in accordance with the RSU Plan and/or the applicable award agreement governing the award.

Outstanding Equity Awards At Fiscal-Year End

The following table summarizes the outstanding equity awards held by our NEOs as of December 31, 2025.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($)
Michel Amar	June 6, 2025	515,000	-	-	$2.09	6/25/2030	950,000	2,422,500	-	-
	November 19, 2025	900,000	-	-	$4.90	11/19/2030	-	-	-	-
Alec Amar	June 6, 2025	365,000	-	-	$2.09	6/25/2030	783,334	1,997,502	-	-
	November 19, 2025	300,000	-	-	$4.90	11/19/2030	-	-	-	-
Paul Ciullo	November 19, 2025	15,000	-	-	$4.90	11/19/2030	36,667	93,501	-	-

(1)	All options were fully vested on the grant date.

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation awarded to, earned by, or paid to our non-employee directors who served on our Board during the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Share Based Awards(1) ($)	Option Based Awards(2) ($)	Total ($)
Dennis Elsenbeck(3)	60,000	-	118,110	178,100
Ajay Gupta	-	-	488,520	488,520
Gerard Rotonda	15,000	81,958	118,110	215,068
Adam Rossman	24,529	130,347	118,110	272,986

(1)	The amounts in the “Share Based Awards” column reflect the aggregate grant date fair value of restricted stock units granted during the calendar year, generally measured as the grant date price of the Corporation’s common stock. The assumptions that we used to calculate these amounts are discussed in Note 14 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2025. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock units or the sale of the common stock underlying such restricted stock units.
(2)	The amounts in the “Option Based Awards” column reflect the aggregate grant date fair value of stock options granted during the calendar year, determined using the Black-Scholes method. The assumptions that we used to calculate these amounts are discussed in Note 14 to our financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2025. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(3)	Mr. Elsenbeck did not stand for re-election at the Corporation’s annual meeting and ceased to be a member of the Board effective as of December 11, 2025.

Michel Amar and Alec Amar were executive officers of the Corporation during the year ended December 31, 2025. For a description of their compensation, see the disclosure under the subheading “Executive Compensation” above.

Methodology

The Board determines the level of compensation for directors based on recommendations from the Compensation Committee. The Compensation Committee and the Board regularly review the competitiveness of non-executive director compensation levels against the competitive marketplace, taking into account time commitment, risks and responsibilities to ensure that the amount of compensation adequately reflects the responsibilities and risks of being a director and makes adjustments as deemed necessary. The Corporation’s objective regarding director compensation is to follow best practices with respect to retainers, the format and weighting of the cash and incentive components of compensation, and the implementation of share ownership guidelines. The Corporation believes that these approaches have helped to attract, and will help to attract and retain, strong members for the Board who will be able to fulfil their fiduciary responsibilities without competing interests.

As of the date hereof, the Corporation does not pay its directors any fees or compensation for their service as directors, other than reimbursement of expenses incurred by them in such capacity. The Corporation has a small number of employees and relies extensively on the input and expertise of its non-employee directors. In its efforts to attract and retain experienced directors, the Corporation may choose to compensate directors partly with Options and/or RSUs, thereby conserving its cash resources and, equally importantly, aligning the directors’ incentives with the interests of the Shareholders by providing them with the opportunity to participate in the upside that results from their contributions. While other larger and/or established operating companies may place limits on non-executive director compensation to a maximum amount per director per year in order to satisfy external policies and proxy voting guidelines, the Corporation believes that some methodologies used to quantify the value of options at the time of the grant by such companies (using an option pricing model that values options based on a theoretical value at the time of grant) are not suited to calculating such a limit in the case of the Corporation. Because such methodologies typically incorporate stock volatility into the calculation of Option value, the volatility of the Corporation’s stock (compared with more established operating companies) can significantly inflate Option value. The result is that an Option grant in a given year could be valued well in excess of the proposed limits discussed above, even if the Option is out-of-the money on the date of grant. While the Corporation does not object to the principle of limiting non-employee director compensation, the Corporation believes that it is not currently at the right stage of its development to impose such limitations based on external, generalized criteria. Accordingly, the Corporation intends to continue to evaluate grants of Options and/or RSUs to non-employee directors on a case-by-case basis, making grants based on the contributions of such non-employee directors to the Corporation and having regard to the levels of compensation offered by companies in analogous stages of development.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Corporation’s voting securities as of April 27, 2026 by (i) each person known by the Corporation to beneficially own more than 5% of the outstanding shares of the Corporation, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our executive officers and directors as a group. Other than as set forth in this table, we are not aware of any person or group that beneficially owns greater than 5% of our outstanding SV Shares. Unless otherwise indicated, the Corporation believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, except where otherwise noted below, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, a person is deemed to be a beneficial owner of a security if that person has sole or shared voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security, including shares that a person or entity has the right to acquire within 60 days of April 27, 2026, if any, in which case, such shares are considered to be outstanding and to be beneficially owned by the person with such right to acquire additional shares for the purposes of computing the percentage ownership of that person (including in the total when calculating the applicable beneficial owner’s percentage of ownership) but not for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the percentages presented in the table below are based on 72,826,680 SV Shares outstanding as of April 27, 2026.

Except as otherwise noted, the business address for each person listed in the table below is 218 NW 24th Street, 2nd Floor, Miami, FL 33127. A description of the differences between the SV Shares and the proportionate voting shares (“PV Shares”) is included in Exhibit 4(vi) attached to this Annual Report.

Name of Beneficial Owner	SV Shares		Percentage of Outstanding SV Shares	PV Shares		Percentage of Outstanding PV Shares	Percentage of Total Voting Power(1)
Michel Amar	6,860,389	(2)	9.24%	3,333	(3)	100%	10.05%
Alec Amar	1,421,666	(4)	1.93%	-		-	1.93%
Gerard Rotonda	231,666	(5)	*	-		-	*
Adam Rossman	149,411	(6)	*	-		-	*
Ajay Gupta	115,000	(7)	*	-		-	*
Paul Ciullo	51,332	(8)	*	-		-	*
All Directors and Executive Officers as a Group (7 persons)	8,879,464		11.77%	3,333		100%	12.55%

*	Less than one percent (1%).

(1)	Percentage of total voting power represents voting power with respect to all SV Shares and PV Shares, voting as a single class. Each holder of PV Shares is entitled to 200 votes per PV Share, and each holder of SV Shares is entitled to one vote per share of SV Shares on all matters submitted to our stockholders for a vote. As of the date hereof, there were 3,333 PV Shares issued and outstanding.

(2)	Consists of (a) 1,309,110 SV Shares held by Michel Amar, (b) 626,544 SV Shares held by Bit Mining International LLC (“BMI”), (c) 2,165,889 SV Shares held by Bit.Management, LLC (“Bit.Management”), (d) 1,343,846 SV Shares held by NYAM, LLC (“NYAM”) and (e) 1,415,000 SV Shares issuable upon exercise of fully vested options held by Mr. Amar. Does not include 666,600 SV Shares issuable upon the conversion of 3,333 PV Shares held by NYAM or restricted stock units held by Mr. Amar that are subject to vesting. BMI, Bit.Management and NYAM are each controlled by Mr. Amar, the CEO of the Corporation. Mr. Amar is also the CEO of Bit.Management, LLC, BIT Mining International, LLC and NYAM.

(3)	Consists of 3,333 PV Shares held by NYAM.

(4)	Consists of (a) 756,666 SV Shares held by Alec Amar and (b) 665,000 SV Shares issuable upon exercise of fully vested options held by Mr. Amar. Does not include restricted stock units held by Mr. Amar that are subject to vesting. Matbrands is controlled by Mr. Amar.

(5)	Consists of 231,666 SV Shares issuable upon exercise of fully vested options held by Gerard Rotonda.

(6)	Consists of (a) 71,412 SV Shares held by Adam Rossman and (b) 77,999 SV Shares issuable upon exercise of fully vested options held by Mr. Rotonda.

(7)	Consists solely of SV Shares issuable upon exercise of fully vested options held by Ajay Gupta.

(8)	Consists of (a) 8,333 SV Shares held by Paul Ciullo and (b) 42,999 SV Shares issuable upon exercise of fully vested options held by Mr. Ciullo.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, the number of securities issued under the Equity Incentive Plans was:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Price of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	5,227,736	C$	3.74	7,920,339
Equity compensation plans not approved by security holders	-		-	-
Total	5,227,736	C$	3.74	7,920,339

(1)	As at December 31, 2025, the Corporation’s equity compensation plans were the Stock Option Plan, which is a 10% rolling stock option plan, and the RSU Plan. The number of SV Shares that may be reserved for issuance pursuant to the Stock Option Plan at any given time is 10% of the outstanding SV Shares as at the date of grant of an Option under the Stock Option Plan. As at December 31, 2025, the total number of Options available for issuance under the Stock Option Plan was 3,998,985. A fixed maximum of 6,205,297 SV Shares are issuable under the RSU Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Since January 1, 2024, the Corporation has not been, and is not currently, a party to any transactions involving an amount in excess of $84,215,833 (which is the lesser of (a) $120,000 and (b) one percent of the average of the Corporation’s total assets at year end for the last two completed fiscal years) and in which any of its executive officers, directors, promoters or beneficial holders of more than 5% of its capital stock had or will have a direct or indirect material interest, except as follows:

On January 30, 2026, the Corporation entered into an agreement with Gerard Rotonda, a member of the Board, pursuant to which the Corporation agreed to pay Mr. Rotonda $250,000 in cash, issue an option exercisable for 100,000 for SV Shares at a price of $2.60 per share and an option exercisable for 100,000 SV Shares at a price of $6.00 per share and issue 200,000 shares of US Data Centers, Inc. (“USDC”), a subsidiary of the Corporation, in recognition of Mr. Rotonda’s efforts, as a member of the Board, to identify, recruit, negotiate and engage Hans Vestberg to become a senior advisor to the Corporation. The options vested fully on January 30, 2026, the date of the grant, and are subject to the terms and conditions of the Stock Option Plan.

In March 2026, certain of the Corporation’s executive officers and directors were issued an aggregate of 10,200,000 shares of Common Stock in USDC in exchange for their services to USDC.

Director Independence

Applicable rules of the Nasdaq Stock Market LLC, or Nasdaq, require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1 under the Exchange Act, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to, the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, the Board determined that each of our directors, with the exceptions of Michel Amar and Alec Amar, is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of the audit committee of the Board, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of the compensation committee of the Board, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, the Board considered the relationships that each such non-employee director has with the Corporation and all other facts and circumstances that the Board deemed relevant in determining each director’s independence. Michel Amar and Alec Amar are not considered independent directors because they are officers of the Corporation. There are no family relationships among any of the Corporation’s directors or executive officers, except that Michel Amar, the Corporation’s CEO and Chairman of the Board, is the father of Alec Amar, the Corporation’s President and a member of the Board.

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees for services provided to us by Davidson & Company LLP, our principal accountant. All fees below were pre-approved by the audit committee:

(in U.S. dollars)	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$409,500	$390,000
Audit-Related Fees	$186,500	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees Paid	$596,000	$390,000

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, quarterly review, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related services consist of fees billed by our independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees: Tax fees consist of fees billed by our independent registered public accounting firm for professional tax services. These services also include assistance regarding federal, state and local tax compliance.

All Other Fees: Other fees would include fees for products and services provided by our independent registered public accounting firm other than the services reported above.

Subject to the requirements of Canadian National Instrument 52-110, the engagement of an auditor to perform non-audit services is considered by the Board, and where applicable by the Audit Committee, on a case by case basis. The Board or, as applicable, the Audit Committee sets forth its pre-approval and/or confirmation of services authorized by thereby in the minutes of its meetings. All services provided to us by our independent registered public accounting firm in 2025 and 2024 were pre-approved by the Board or the Audit Committee.

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

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Chortle Capital Corp. (incorporated by reference to Exhibit 1.1 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.2	Certificate of Change of Name to Hashchain Technology Inc. (incorporated by reference to Exhibit 1.2 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.3	Notice of Articles (incorporated by reference to Exhibit 1.3 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.4	Certificate of Change of Name to Digihost Technology Inc. (incorporated by reference to Exhibit 1.4 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.5	Notice of Articles (incorporated by reference to Exhibit 1.5 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.6	Notice of Articles (incorporated by reference to Exhibit 1.6 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.7	Certificate of Change of Name to Digi Power X Inc. (incorporated by reference to Exhibit 1.7 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on March 31, 2025)
4.1	Form of Common Shares Purchase Warrant, dated August 15, 2024 (incorporated by reference to Exhibit 4.18 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on September 16, 2024)
4.2	Form of Common Shares Purchase Warrant, dated February 7, 2025 (incorporated by reference to Exhibit 4.21 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on March 31, 2025)
4(vi)	Description of Securities (incorporated by reference to Exhibit 2(d) to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
10.1+***	Form of Employment Agreement
10.2+	Digihost Technology Inc. Stock Option Plan (incorporated by reference to Exhibit 4.9 to the Corporation’s Registration Statement on Form S-8 (File No. 333-276647), filed with the SEC on January 22, 2024)
10.3+	Digihost Technology Inc. Restricted Share Unit Incentive Plan (incorporated by reference to Exhibit 4.8 to the Corporation’s Registration Statement on Form S-8 (File No. 333-276647), filed with the SEC on January 22, 2024)
10.4	Base Contract for the Sale of Energy Supply, dated as of February 6, 2018, by and between Bit Management LLC / NYAM, LLC and EnergyMark, LLC (incorporated by reference to Exhibit 4.5 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
10.5	Lease Agreement, dated as of December 21, 2021, by and between East Delavan Property, LLC and DGX Holding, LLC (incorporated by reference to Exhibit 4.12 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
10.6	Loan Agreement, dated as of February 5, 2023, by and between Digihost International, Inc. and Doge Capital LLC (incorporated by reference to Exhibit 4.17 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
10.7	Registration Rights Agreement, dated as of August 15, 2024, between Digihost Technology Inc. and each investor listed on the signature pages thereto (incorporated by reference to Exhibit 4.19 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on September 16, 2024)

14.1***	Digi Power X Inc. Code of Business Conduct and Ethics
16.1	Letter from Raymond Chabot Grant Thornton LLP to the SEC, dated March 5, 2025 (incorporated by reference to Exhibit 16.1 to Amendment No. 1 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on March 5, 2025)
19.1***	Digi Power X Inc. Securities Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 8.1 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on March 31, 2025)
23.1***	Consent of Davidson & Company LLP, independent registered accounting firm
31.1***	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1***	Digi Power X Inc. Clawback Policy
101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Linkbase Document
101 AL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE(**)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (embedded within Inline XBRL document)

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

***	Previously filed as an exhibit to the original Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGI POWER X INC.

By:	/s/ Michel Amar
Name:	Michel Amar
Title:	Chief Executive Officer

Date: April 30, 2026