Form 10-Q
period 2026-03-31
Digi Power X Inc.
filed 2026-05-15
CIK 1854368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-41236

Digi Power X Inc.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 Yonge Street, Suite 1601
Toronto, Ontario	M5C 1T4
(Address of Principal Executive Offices)	(Zip Code)

(818) 280-9758
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Subordinate Voting Shares	DGXX	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

As of May 15, 2026, the registrant had 90,420,824 subordinate voting shares issued and outstanding and 3,333 proportionate voting shares issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that reflect Digi Power X Inc.’s (“we,” “us,” “our,” the “Corporation,” or “Digi Power”) current views with respect to future events and financial performance, business strategies, expectations for our business and any other statements of a future or forward-looking nature, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities laws, or collectively, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and forward-looking information within the meaning of Canadian securities laws. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. These forward-looking statements include statements about our financial condition, results of operations, earnings outlook, prospects, and the treatment of the Corporation under government regulatory and taxation regimes. Forward-looking statements appear in a number of places in this Quarterly Report including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements can often be identified by forward-looking words, such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “may,” “potential” and “will,” or similar words suggesting future outcomes or other expectations, beliefs, plans, objectives, assumptions, intentions or statements about future events or performance. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. You should not place undue reliance on these forward-looking statements. We cannot assure you that future developments affecting the Corporation will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to, the following:

●	The Corporation’s development of a Tier III data center and other infrastructure projects involves significant risks, many of which are beyond the Corporation’s control;

●	The loss of our existing customer and/or our inability to gain new customers may have an adverse effect on the Corporation’s business, financial condition and results of operations;

●	The Corporation’s business may be adversely impacted if the Corporation is unable to fulfill its obligations pursuant to the Cerebras Agreement (as defined below). For more information regarding the Cerebras Agreement, see Note 20 to the Corporation’s Condensed Interim Consolidated Financial Statements for the three months ended March 31, 2026 and 2025 – “Subsequent Events”;

●	The Corporation’s inability to execute on our evolving business model and strategy, including our ability to diversify and expand into the market for high-performance computing (“HPC”) and artificial intelligence (“AI”) solutions and data centers;

●	The Corporation’s inability to respond to anticipated demand for large data centers may have an adverse impact on the Corporation’s business;

●	Regulatory changes or actions related to data centers and/or cryptocurrencies may alter the nature of an investment in the Corporation in a manner that adversely affects the Corporation’s operations;

●	The Corporation is subject to risks associated with the Corporation’s need for significant electrical power. The Corporation’s data center and mining operations require electrical power to be available at commercially feasible rates. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations;

●	The Corporation faces competition from other data center and cryptocurrency companies;

●	The Corporation’s data centers and/or cryptocurrency inventory may be exposed to cybersecurity threats and hacks;

●	The value of cryptocurrencies may be subject to momentum pricing risk;

●	Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure;

●	Acceptance and/or widespread use of cryptocurrency is uncertain;

●	If the Corporation is unable to insure the remainder of its mined digital currency, its business and/or its financial condition may be adversely affected;

●	The Corporation may be required to sell its cryptocurrency portfolio to pay its expenses;

●	Technological obsolescence and difficulty obtaining hardware may adversely impact the Corporation’s operating results and financial condition;

●	The Corporation does not currently pay cash dividends, and, therefore, the Corporation’s shareholders will not be able to receive a return on their subordinate voting shares (“SV Shares”) unless they sell them;

●	The SV Shares are subject to volatility risk, and there is no guarantee that an active or liquid market will be sustained for the SV Shares;

●	The Corporation has a limited history of operations and is in the early stage of development;

●	Ineffective management of growth could result in a failure to sustain the Corporation’s progress;

●	There are significant legal, accounting, and financial costs of being a publicly traded company, which may reduce the resources available for the Corporation to develop its data centers and/or deploy on its cryptocurrency mining operations;

●	The Corporation may be unable to obtain additional financing on acceptable terms or at all;

●	The Corporation may be subject to tax consequences that could reduce the Corporation’s profitability;

●	The Corporation may be exposed to risks from exchanging currencies, including currency exchange fees.

●	The Corporation may be subject to litigation;

●	Uninsured or uninsurable risks could result in significant financial liabilities;

●	Exposure to environmental liabilities and hazards may result in the imposition of fines, penalties and restrictions;

●	The Corporation’s success is largely dependent on the performance of the Corporation’s management and executive officers;

●	The Corporation may be unable to attract, develop and retain its key personnel and establish adequate succession planning;

●	Certain directors and officers may have a conflict of interest between their duties owed to the Corporation and their interest in other personal or business ventures;

●	Recent changes in U.S. political leadership and economic policies, as well as any future policy changes, may create uncertainty that materially affects the Corporation’s business and financial performance; and

●	Current or future geopolitical events may have an adverse impact on the Corporation’s business.

The foregoing list of factors and other risks detailed from time to time in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) is not exhaustive. See “Part II, Item 1A – Risk Factors.” Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not place undue reliance on the above forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

Part I - Financial Information

DIGI POWER X INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(EXPRESSED IN UNITED STATES DOLLARS)

(UNAUDITED)

Digi Power X Inc.
Condensed Interim Consolidated Balance Sheets
(Expressed in United States Dollars, except number of shares)

	As at March 31, 2026	As at December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$57,813,811	$78,478,759
Digital currencies	13,561,396	14,814,180
Current portion of amounts receivable and other assets	1,592,557	1,576,272
Other receivable	44,000	44,000
Total current assets	73,011,764	94,913,211

Property, plant and equipment, net	26,211,575	23,005,900
Intangible asset	894,032	926,339
Amounts receivable and other assets, net of current portion	24,273,884	13,724,798
Investments	2,543,331	1,543,331
Total assets	$126,934,586	$134,113,579

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,716,253	$6,350,923
Warrant liabilities	2,076,760	2,297,930
Total current liabilities	5,793,013	8,648,853

Deposits payable	2,203,526	2,203,526
Total liabilities	7,996,539	10,852,379
Shareholders’ equity
Subordinate voting shares, no par value, unlimited shares authorized; 69,807,452 shares and 69,427,788 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Proportionate voting shares, no par value, unlimited shares authorized; 3,333 shares and 3,333 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	218,733,180	216,409,130
Accumulated deficit	(93,522,952)	(88,870,607)
Accumulated other comprehensive income (loss), net	(7,206,106)	(4,277,323)
Total shareholders’ equity attributable to shareholders	118,004,122	123,261,200
Non-controlling interest	933,925	-
Total shareholders’ equity	118,938,047	123,261,200
Total liabilities and shareholders’ equity	$126,934,586	$134,113,579

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Digi Power X Inc.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in United States Dollars) (Unaudited)

Three Months Ended March 31,	2026	2025
Revenue
Digital currency mining and staking	$47,727	$765,876
Colocation services	3,026,908	5,082,795
Sale of energy	3,716,711	3,427,916
Total revenue	6,791,346	9,276,587

Cost of revenue
Cost of revenue	(6,142,878)	(8,622,310)
Depreciation and amortization	(1,450,104)	(2,172,791)
Gross loss	(801,636)	(1,518,514)

Operating expenses
General and administrative expenses	(4,333,962)	(2,714,302)
Foreign exchange gain (loss)	2,959,327	(62,875)
Gain on sale of digital currencies	2,418	337,009
Loss on revaluation of digital currencies	(3,764,103)	(446,975)
Total operating expenses	(5,136,320)	(2,887,143)

Other income (expenses)
Other income	-	750
Net financial income	500,778	6,923
Gain from change in fair value of warrant liability	784,833	2,764,723
Total other income	1,285,611	2,772,396

Net loss for the period attributable to common shareholders	(4,652,345)	(1,633,261)
Foreign currency translation adjustment	(2,928,783)	27,294
Comprehensive loss for the period attributable to common shareholders	$(7,581,128)	$(1,605,967)

Net loss for the period attributable to:
Common shareholders of the Corporation	(4,652,345)	(1,633,261)
Non-controlling interests	-	-

Comprehensive loss for the period attributable to:
Common shareholders of the Corporation	(7,581,128)	(1,605,967)
Non-controlling interests	-	-

Net loss per common share:
Basic and diluted	$(0.07)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	69,636,328	34,966,831

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Digi Power X Inc.
Condensed Interim Consolidated Statements of Cash Flows
(Expressed in United States Dollars) (Unaudited)

Three Months Ended March 31,	2026	2025
Operating activities
Net loss for the period	$(4,652,345)	$(1,633,261)
Adjustments for:
Digital currencies items	1,252,784	(4,469,226)
Depreciation of right-of-use assets	-	25,549
Depreciation and amortization	1,450,104	2,159,800
Interest on lease liabilities	-	2,648
Share based compensation	1,352,975	828,763
Gain (loss) from change in fair value of warrant liability	(784,833)	(2,764,723)
Accretion on liability	-	566
Foreign exchange loss (gain)	(2,964,157)	21,168
Working capital items	(2,051,916)	(4,276,284)
Net cash used in operating activities	(6,397,388)	(10,105,000)

Investing activities
Purchases and deposits on property, plant and equipment	(15,172,560)	(782,106)
Acquisition of investment	(1,000,000)	-
Digital currencies traded for cash	-	4,598,203
Net cash (used in) provided by investing activities	(16,172,560)	3,816,097

Financing activities
Proceeds of shares issued for cash, net of issuance costs	-	6,482,509
Return of proceeds to non-controlling interest	-	(1,000,000)
Contributions from non-controlling interest	1,905,000	-
Repayment of loans payable	-	(78,130)
Lease payments	-	(15,000)
Net cash provided by financing activities	1,905,000	5,389,379

Net change in cash	(20,664,948)	(899,524)
Cash and cash equivalents, beginning of period	78,478,759	1,703,896
Cash and cash equivalents, end of period	$57,813,811	$804,372

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Digi Power X Inc.
Condensed Interim Consolidated Statement of Changes in Shareholders’ Equity
(Expressed in United States Dollars) (Unaudited)

	Number of shares (note 9)				Accumulated
	Subordinate Voting Shares	Proportionate Voting Shares	Additional paid-in capital	Accumulated Deficit	Other Comprehensive Income	Non-Controlling Interest	Total
Balance as of December 31, 2024	33,011,600	3,333	$90,011,906	$(60,514,384)	$(7,487,193)	$279,430	$22,289,759
Restricted share units converted to common shares	792,669	-	-	-	-	-	-
Shares issued for cash	2,503,601	-	4,123,056	-	-	-	4,123,056
Cost of issue - cash	-	-	(126,998)	-	-	-	(126,998)
Share based compensation	-	-	828,763	-	-	-	828,763
Dissolution of non-controlling interest	-	-	(721,270)	-	-	(279,430)	(1,000,700)
Net loss for the period	-	-	-	(1,633,261)	-	-	(1,633,261)
Other comprehensive loss for the period	-	-	-	-	27,294	-	27,294
Balance as of March 31, 2025	36,307,870	3,333	$94,115,457	$(62,147,645)	$(7,459,899)	$-	$24,507,913

Balance as of December 31, 2025	69,427,788	3,333	$216,409,130	$(88,870,607)	$(4,277,323)	$-	$123,261,200
Restricted share units converted to common shares	379,664	-	-	-	-	-	-
Share based compensation	-	-	1,352,975	-	-	-	1,352,975
Changes to ownership of subsidiary	-	-	971,075	-	-	933,925	1,905,000
Net loss for the period	-	-	-	(4,652,345)	-	-	(4,652,345)
Other comprehensive loss for the period	-	-	-	-	(2,928,783)	-	(2,928,783)
Balance as of March 31, 2026	69,807,452	3,333	$218,733,180	$(93,522,952)	$(7,206,106)	$933,925	$118,938,047

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

1.	Nature of operations

Digi Power X Inc. (together with its subsidiaries, Digihost International, Inc., DGX Holding, LLC, World Generation X, LLC, and US Data Centers, Inc., the “Corporation” or “Digi Power”) is an innovative energy infrastructure corporation that develops data centers to drive the expansion of sustainable energy assets.

The Corporation was incorporated in British Columbia, Canada, on February 18, 2017 and operated under the name “Digihost Technology Inc.” until March 6, 2025. The Corporation’ subordinate voting shares were listed on the TSX Venture Exchange, and the Corporation’s subordinate voting shares were uplisted to Cboe Canada on February 27, 2026. The Corporation is listed on Cboe Canada and the NASDAQ trading under the trading symbols DGX and DGXX, respectively. The head office of the Corporation is located at 218 NW 24th Street, 2nd Floor, Miami, Florida 33127.

These unaudited condensed interim consolidated financial statements of the Corporation were reviewed, approved and authorized for issue by the Board of Directors of the Corporation (the “Board”) on May 15, 2026.

2.	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Statement of compliance

The accompanying unaudited condensed interim consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Corporation’s financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Corporation normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2025, included in the Corporation’s Annual Report on Form 10-K, as originally filed with the SEC on March 31, 2026 and as amended on April 27, 2026 (the “2025 Annual Report”).

Prior to January 1, 2026, the Corporation was a foreign private issuer reporting its financial statements under IFRS Accounting Standards as issued by the International Accounting Standards Boards. These unaudited condensed interim consolidated financial statements, for all periods, are presented in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”).

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, meaning that the Corporation will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

(b)	Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of Digi Power, its wholly owned subsidiaries, Digihost International, Inc., DGX Holdings, LLC, and World Generation X, and its partially owned subsidiary, US Data Centers, Inc., with the Corporation owning 51% of such entity as of March 31, 2026. Subsidiaries are consolidated from the date of acquisition, being the date on which the Corporation obtains control and continues to be consolidated until the date that such control ceases. Control is achieved when an investor has power over an investee to direct its activities, exposure to variable returns from an investee, and the ability to use the power to affect the investor’s returns. All intercompany transactions and balances have been eliminated upon consolidation. Foreign exchange gains and losses on cross-currency intercompany loan balances that are not of a long-term investment nature are included in foreign exchange gain (loss). Net earnings or loss and each component of other comprehensive income are attributed to the shareholders of the Corporation and to the non-controlling interests. Total comprehensive income is attributed to the shareholders of the Corporation and to the non-controlling interests even if this results in the non-controlling interests having a deficit balance on consolidation.

(c)	Segment reporting

The reporting segments are identified on the basis of information that is reviewed by the chief executive officer of the Corporation (the “CEO”) to make decisions about resources to be allocated and assess its performance. Accordingly, for management purposes, the Corporation has four reporting segments namely, cryptocurrency mining, sales of energy, colocation services, and AI data centers.

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

(d)	Critical accounting judgements, estimates and assumptions

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual outcomes could differ from these estimates. These financial statements include estimates that, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the financial statements and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the year in which the estimate is revised and future years if the revision affects both current and future years. These estimates are based on historical experience, current and future economic conditions and other factors, including expectations of future events that are believed to be reasonable under the circumstances.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

Significant assumptions about the future that management has made that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the following:

Significant judgements

(i)	Income from digital currency mining

The Corporation recognizes income from digital currency mining from the provision of transaction verification services within digital currency networks, commonly termed “cryptocurrency mining”. As consideration for these services, the Corporation receives digital currency from each specific network in which it participates (“coins”). Income from digital currency mining is measured based on the fair value of the coins received. The fair value is determined using the average price of the coin on the date of contract inception. The coins are recorded on the unaudited condensed interim consolidated balance sheets, as digital currencies, at their fair value less costs to sell and re- measured at each reporting date. Revaluation gains or losses, as well as gains or losses on the sale of coins for traditional (fiat) currencies are included in profit or loss in accordance with the Corporation’s treatment of its digital currencies as a traded commodity.

(ii)	Income, value added, withholding and other taxes

The Corporation is subject to income, value added, withholding and other taxes. Significant judgement is required in determining the Corporation’s provisions for taxes. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. The Corporation recognizes liabilities for anticipated tax audit issues based on estimates of whether additional taxes will be due. The determination of the Corporation’s income, value added, withholding and other tax liabilities requires interpretation of complex laws and regulations. The Corporation’s interpretation of taxation law as applied to transactions and activities may not coincide with the interpretation of the tax authorities. A deferred tax asset is recognized only to the extent that it is probable that future taxable income will be available against which the asset can be utilized. All tax related filings are subject to government audit and potential reassessment subsequent to the financial statement reporting period.

Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We recognize the tax benefit from an uncertain tax position in accordance with ASC 740, Income Taxes, only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed interim consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. We believe the judgements and estimates discussed above are reasonable. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

(iii)	Impairment of property, plant and equipment

Management applies judgement in assessing whether indicators of impairment exist for property, plant and equipment, including assets under construction.

The Corporation reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the Corporation’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. This assessment requires consideration of internal and external factors such as changes in the expected use of assets, operating performance, market conditions, and strategic plans. As at March 31, 2026, management concluded that no impairment indicators existed for the Corporation’s property, plant and equipment.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

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

The Corporation uses Black Scholes method or the Monte Carlo simulation technique to determine the fair value of the warrant liability. The Black Scholes method requires significant judgement in determining the fair value such as volatility and risk-free rate. A change in these inputs could lead to significant change in the fair value of the warrant liability.

(e)	Recently announced accounting pronouncements not yet adopted

The Corporation continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Corporation’s financial reporting, the Corporation undertakes an analysis to determine any required changes to its unaudited condensed interim consolidated financial statements and assures that there are proper controls in place to ascertain that the Corporation’s unaudited condensed interim consolidated financial statements properly reflect the change.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the unaudited condensed interim Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Corporation for its annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. The Corporation is currently evaluating the impact of adopting the standard.

There were no other significant updates to the recently issued accounting standards which may be applicable to the Corporation. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Corporation does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

3.	Digital currencies

The Corporation’s holdings of digital currencies consist of the following:

	As at March 31, 2026	As at December 31, 2025
Bitcoin	$11,430,207	$11,812,321
Ethereum	2,131,189	3,001,859
	$13,561,396	$14,814,180

The continuity of digital currencies was as follows:

	Number of Ethereum	Amount	Number of Bitcoin	Amount	Total
Balance, December 31, 2024	-	$-	48	$4,525,416	$4,525,416
Digital currencies mined and staked	7	27,128	34	3,496,250	3,523,378
Digital currencies received from colocation services	-	-	156	15,649,009	15,649,009
Acquisition of digital currencies	1,002	4,245,883	16	1,911,631	6,157,514
Digital currencies traded for cash	-	-	(111)	(10,972,014)	(10,972,014)
Digital currencies paid for services	-	-	(9)	(843,665)	(843,665)
Digital currencies remitted as per Miner Agreement	-	-	(1)	(145,199)	(145,199)
Gain on sale of digital currencies	-	-	-	1,029,017	1,029,017
Revaluation adjustment	-	(1,271,152)	-	(2,838,124)	(4,109,276)
Balance, March 31, 2025
Balance, December 31, 2025	1,009	3,001,859	133	11,812,321	14,814,180
Digital currencies mined and staked(1)	4	10,405	-	37,322	47,727
Digital currencies received from colocation services	-	-	34	2,576,804	2,576,804
Digital currencies paid for services	-	-	(1)	(115,630)	(115,630)
Gain on sale of digital currencies	-	-	-	2,418	2,418
Revaluation adjustment	-	(881,075)	-	(2,883,028)	(3,764,103)
Balance, March 31, 2026	1,013	$2,131,189	166	$11,430,207	$13,561,396

(1)	During the three months ended March 31, 2026, the Corporation staked 4 Ethereum.

The cost bases of the Corporation’s holdings of digital currencies consist of:

	As at March 31, 2026	As at December 31, 2025
Bitcoin	$14,313,234	$14,301,245
Ethereum	3,012,264	4,273,011
	$17,325,498	$18,574,256

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

4.	Amounts receivable and other assets

	As at March 31, 2026	As at December 31, 2025
Utility deposits	$3,370,975	$5,228,270
Equipment deposit	20,902,909	8,496,528
Prepaid expenses	63,451	56,585
Accounts receivable	-	1,136,972
Other receivable	1,529,106	382,715
	25,866,441	15,301,070
Long-term deposits and prepaid expenses	(24,337,335)	(13,724,798)
	$1,529,106	$1,576,272

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

5.	Property, plant and equipment

	Land and buildings(1)	Data miners	Equipment (1)	Leasehold improvement	Power plant in use(2)	Total
Cost
December 31, 2024	$7,094,339	$31,895,779	$24,592,207	$1,079,542	$5,234,577	$69,896,444
Additions	1,718,524	1,100,550	1,962,022	-	1,405,657	6,186,753
Disposal	-	(14,041,665)	-	-	-	(14,041,665)
December 31, 2025	8,812,863	18,954,664	26,554,229	1,079,542	6,640,234	62,041,532
Additions	1,429,804	-	2,903,093	-	290,577	4,623,474
March 31, 2026	$10,242,667	$18,954,664	$29,457,322	$1,079,542	$6,930,811	$66,665,006
Accumulated depreciation
December 31, 2024	$491,218	$31,496,438	$13,061,778	$506,900	$696,367	$46,252,701
Depreciation	403,233	399,341	5,469,650	105,318	447,054	6,824,596
Impairment	-	(14,041,665)	-	-	-	(14,041,665)
December 31, 2025	894,451	17,854,114	18,531,428	612,218	1,143,421	39,035,632
Depreciation	123,957	91,713	1,048,935	26,330	126,864	1,417,799
March 31, 2026	$1,018,408	$17,945,827	$19,580,363	$638,548	$1,270,285	$40,453,431
Net carrying value
As at December 31, 2025	$7,918,412	$1,100,550	$8,022,801	$467,324	$5,496,813	$23,005,900
As at March 31, 2026	$9,224,259	$1,008,837	$9,876,959	$440,994	$5,660,526	$26,211,575

(1)	As at March 31, 2026, the Corporation made capital investments related to the development of its Tier III AI data centers segment (see Note 17 to the Condensed Interim Consolidated Financial Statements) and are included within property, plant and equipment. Depreciation is not recognized on the AI data center assets that are not yet available for their intended use. The carrying amount of these assets is $5,013,601.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

6.	Intangible asset

Intangible asset relates to the right-of-use of an electric power facility for a period of 156 months. As at March 31, 2026, there were 81 months remaining of the amortization period.

	As at March 31, 2026	As at December 31, 2025
Cost	$1,680,000	$1,680,000
Accumulated amortization	(785,968)	(753,661)
Intangible assets, net	$894,032	$926,339

During the three months ended March 31, 2026, the Corporation recognized amortization expense of $32,307 (as compared to $32,308 for the three months ended March 31, 2025), related to intangible assets.

7.	Investment

	As at March 31, 2026	As at December 31, 2025
Balance, beginning of period	$1,543,331	$900,844
Additional investment (ii)	1,000,000	-
Change in fair value of investment	-	642,487
Balance, end of period	$2,543,331	$1,543,331

(i) In December 2021, the Corporation entered into an agreement for a Secured Convertible Promissory Note (the “Note”) with principal of $800,000. The Note accrued interest at a rate of 6% per annum, with 3% payable in cash every calendar quarter and 3% payable in notes. The Note was converted into Series C Preferred Stock (the “Shares”) of the issuer effective October 1, 2023, with 8,000 warrants issued to the Corporation. The Shares are secured by the assets of the issuer. As at March 31, 2026, the fair value of the Shares and warrants was estimated to be $1,543,331.

(ii) On February 11, 2026, the Corporation invested $1,000,000 in Alpha Square Fund, LP, a Delaware limited partnership managed by Alpha Square Management, LLC, through the purchase of limited partnership interests in the fund.

8.	Warrant liabilities

The Corporation has warrants classified as financial liabilities as they are not considered to be indexed to the common shares of the Corporation, due to the exercise price of the warrants denominated in a currency other than the Corporation’s functional currency. In addition, during the three months ended March 31, 2026, the Corporation issued a warrant in respect of 269,231 SV Shares that do not meet the criteria for equity classification because they include provisions that could require the Corporation to redeem the warrants for cash upon expiration if specified market conditions are not met, resulting in a potential obligation to transfer cash that is outside the Corporation’s control. Therefore the Corporation records these warrants as financial liabilities measured at fair value upon initial recognition. At each subsequent reporting date, the warrants are re-measured at fair value and the change in fair value is recognized through profit or loss. Upon warrant exercise, the fair value previously recognized in warrant liabilities is transferred from warrant liabilities to additional paid-in capital.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

The following table summarizes the changes in the warrant liabilities for the Corporation’s warrants for the periods ended March 31, 2026 and December 31, 2025:

	Number of warrants	Amount
Balance, December 31, 2024	3,636,363	$3,040,494
Warrants issued	1,492,190	3,215,255
Warrants exercised	(3,653,410)	(7,324,588)
Revaluation of warrant liabilities	-	3,110,015
Foreign currency translation	-	256,754
Balance, March 31, 2025
Balance, December 31, 2025	1,475,143	2,297,930
Warrants issued	269,231	599,039
Revaluation of warrant liabilities	-	(784,833)
Foreign currency translation	-	(35,376)
Balance, March 31, 2026	1,744,374	$2,076,760

The fair value of the Corporation’s warrants issued during the three months ended March 31, 2026 were determined using the Monte Carlo simulation model with the following assumptions: expected life of 5 years; risk-free rate of 3.65%; expected volatility of 120.57%; and dividend yield of 0%. As at March 31, 2026, the warrants were remeasured with the following assumptions: expected life of 4.9 years; risk free rate of 3.92%; expected volatility of 113.16%; and dividend yield of 0%. The Corporation determined the fair value of the warrant liability based on based on Geometric Brownian Motion, which reflected our estimates regarding the probability and timing of events that could result in payments to the warrant holder or the exercise of the warrants.

The fair value of the Corporation’s warrants determined using the Black-Scholes pricing model was determined with the following weighted average assumptions:

	As at March 31, 2026	As at December 31, 2025
Spot price (in CAD$)	$2.63	$3.50
Risk-free interest rate	2.86%	2.64%
Expected annual volatility	122%	121%
Expected life (years)	2.26	2.48
Dividend	nil	nil

The following table reflects the Corporation’s warrants classified as liabilities outstanding and exercisable as at March 31, 2026.

Expiry date	SV Shares underlying Warrants outstanding and exercisable	Exercise price
August 15, 2027	522,727	US$	2.00
February 7, 2028	712,031	US$	3.66
July 21, 2030	240,385	US$	3.59
February 20, 2031	269,231	US$	2.85
	1,744,374

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

9.	Share capital

a)	Authorized share capital

Unlimited subordinate voting shares without par value and conferring 1 vote per share.

Unlimited proportionate voting shares without par value, conferring 200 votes per share, convertible at the holder’s option into subordinate voting shares on a basis of 200 subordinate voting shares for 1 proportionate voting shares.

b)	Subordinate voting shares and proportionate voting shares issued

(i) On February 7, 2025, the Corporation completed a private placement consisting of 2,503,601 units of the Corporation at a purchase price of $2.64 per unit for gross proceeds of $6,609,500. Each unit is comprised of one subordinate voting share of the Corporation and one half warrant, with each warrant entitling the holder to purchase one additional share. The warrants have an exercise price of $3.66 per share and exercise period of three years from the issuance date.

10.	Warrants Classified as Equity

	Number of Warrants	Weighted Average Exercise Price (CAD$)
Balance, December 31, 2024 and March 31, 2025	5,696,427	6.67
Balance, December 31, 2025 and March 31, 2026	-	-

As of March 31, 2026, no equity-classified warrants are outstanding.

11.	Stock options and restricted share units

The following table presents share-based compensation expense by instrument type:

Three Months Ended March 31,	2026	2025
Stock options	$654,108	$417,843
Restricted share units	698,867	410,920
	$1,352,975	$828,763

(a)	Stock options

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

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

The following table reflects the continuity of stock options for the periods presented below:

	Number of Stock Options	Weighted Average Exercise Price (CAD$)
Balance, December 31, 2024	482,954	4.60
Granted	362,500	1.85
Expired / cancelled	(158,333)	2.88
Balance, March 31, 2025	687,121	3.55
Balance, December 31, 2025	2,943,793	3.74
Granted	250,000	5.32
Expired / cancelled	(143,663)	6.18
Balance, March 31, 2026	3,050,130	3.75

The fair value of options granted for the three months ended March 31, 2026 and 2025 was $562,396 and $415,588, respectively.

The fair value of the Corporation’s options has been determined using the Black-Scholes pricing model and the following weighted average assumptions:

Granted in 2026
Spot price (in CAD$)	$3.48
Risk-free interest rate	2.98%
Expected annual volatility	143%
Expected life (years)	5.00
Dividend	nil
Fair value of option	$3.06

The aggregate intrinsic value of stock options outstanding and exercisable as at March 31, 2026 is $699,064. As of March 31, 2026, there was $29,384 of total unrecognized compensation cost related to nonvested options granted to be recognized over the next 0.4 years.

The following table reflects the stock options issued and outstanding as of March 31, 2026:

Expiry Date	Exercise Price (CAD$)		Weighted Average Remaining Contractual Life (years)	Number of Options Outstanding	Number of Options Vested (exercisable)	Number of Options Unvested
May 17, 2026		7.35	0.13	35,131	35,131	-
June 22, 2026		4.20	0.23	19,999	19,999	-
March 5, 2030	US$	1.25	3.93	200,000	200,000	-
June 6, 2030		2.09	4.19	1,040,000	1,040,000	-
August 18, 2030		3.23	4.39	25,000	12,500	12,500
August 27, 2030	US$	2.25	4.41	50,000	25,000	25,000
November 19, 2030		4.90	4.64	1,430,000	1,430,000	-
January 30, 2031	US$	2.60	4.84	100,000	100,000	-
January 30, 2031	US$	6.00	4.84	100,000	100,000	-
March 23, 2031	US$	2.39	4.98	50,000	50,000	-
		3.75	4.37	3,050,130	3,012,630	37,500

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

(b)	Restricted share units

The Corporation has an RSU plan whereby there is a fixed cap of shares that can be granted under the plan. The exercise price shall be no less than the discount market price as determined in accordance with relevant exchange policies.

The following table reflects the continuity of RSUs for the periods presented below:

Number of RSUs
Balance, December 31, 2024	2,828,336
Granted (i)	45,000
Converted	(792,669)
Cancelled	(6,500)
Balance, March 31, 2025	2,074,167
Balance, December 31, 2025	2,283,943
Granted (ii)	1,050,000
Converted	(379,664)
Balance, March 31, 2026	2,954,279

(i)	During the three months ended March 31, 2025, the Corporation granted 45,000 RSUs to consultants. These RSUs vest one-third on each of the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs was $67,297, which was measured based on the quoted price of the Corporation’s shares on the date of grant.

(ii)	During the three months ended March 31, 2026, the Corporation granted an aggregate of 1,050,000 RSUs to one officer of the Corporation and one consultant of the Corporation. These RSUs vest one-third on each of the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs was $2,897,380, which was measured based on the quoted price of the Corporation’s shares on the date of grant.

The aggregate intrinsic value of RSUs outstanding as at March 31, 2026 is $5,997,186. As of March 31, 2026, there was $6,874,380 of total unrecognized compensation cost related to nonvested RSUs granted to be recognized over the next 2.25 years. The fair value of RSUs is generally measured as the grant date price of the Corporation’s share.

For the three months ended March 31, 2026, the Corporation recorded share-based compensation of $698,867 related to vesting of RSUs (three months ended March 31, 2025 - $410,920).

12.	General and administrative expenses

General and administrative expenses are comprised of:

Three Months Ended March 31,	2026	2025
Office and administrative expenses	$1,843,171	$1,275,169
Professional fees	1,009,986	505,429
Regulatory fees	127,830	104,941
Share based compensation	1,352,975	828,763
	$4,333,962	$2,714,302

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

13.	Loss per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock during the period, plus common stock equivalents, outstanding during the period. If the Corporation reports a net loss, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders:

Three Months Ended March 31,	2026	2025
Numerator
Net loss for the period	$(4,652,345)	$(1,633,261)
Less: Net loss attributable to non-controlling interest	-	-
Net loss attributable to common shareholders - basic and diluted	$(4,652,345)	$(1,633,261)
Denominator
Weighted average shares used in computing net loss per share attributable to common shareholders - basic and diluted	69,636,328	34,966,831
Net loss per share attributable to common shareholders - basic and diluted	$(0.07)	(0.05)

In periods with a reported net loss, the effect of stock options, warrants, unvested restricted stock units, are excluded and diluted loss per share is equal to basic loss per share. The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share:

Three Months Ended March 31,	2026	2025
Liability-classified warrants outstanding	1,744,374	4,888,168
Equity-classified warrants outstanding	-	5,696,427
Stock options outstanding	3,050,130	687,121
Unvested restricted share units	2,954,279	2,074,167
	7,748,783	13,345,883

14.	Non-controlling interest

The Corporation incorporated US Data Centers Inc., as a subsidiary on September 20, 2024. Subsequent to December 31, 2024, the Corporation dissolved this subsidiary and incorporated an entity of the same name. During the year ended December 31, 2025, $1,000,000 were distributed back to the original shareholders upon on dissolution. During the three months ended March 31, 2026, the Corporation divested 49% of its ownership upon contribution of $1,905,000 from third-party investors. As of March 31, 2026, the Corporation retains a 51% equity interest in US Data Centers, Inc.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

15.	Related party transactions

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

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of the Corporation, directly or indirectly. Key management personnel include the Corporation’s executive officers and members of the Board.

Remuneration of key management personnel of the Corporation was as follows:

Three Months Ended March 31,	2026	2025
Professional fees(1)	$99,899	$34,713
Salaries (1)	993,130	689,545
Directors fees	250,000	-
Share based compensation(2)	1,074,956	186,267
	$2,417,985	$910,525

(1)	Represents the professional fees and salaries paid to officers and directors in cash and BTC. During the three months ended March 31, 2026 the Corporation paid 1 BTC (three months ended March 31, 2025 - 5 BTC) as compensation for the services provided in by officers and directors with a fair value of $115,630 (three months ended March 31, 2025 - $491,095).

(2)	Represents the share-based compensation for officers and directors.

16.	Cash flow supplemental information

Three Months Ended March 31,	2026	2025
Digital currencies items
Digital currencies mined and staked	$(47,727)	$(765,876)
Bitcoin received from colocation services	(2,576,804)	(4,304,411)
Services paid in digital currencies	115,630	491,095
Gain on sale of digital currencies	(2,418)	(337,009)
Gain on revaluation of digital currencies	3,764,103	446,975
	$1,252,784	$(4,469,226)
Working capital items
Amounts receivable and prepaid expenses	$(16,285)	$(1,130,745)
Accounts payable and accrued liabilities	(2,035,631)	(3,145,539)
	$(2,051,916)	$(4,276,284)
Other supplemental information
Interest paid	$-	$-
Taxes paid	$-	$-

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

17.	Segmented reporting

The Corporation has four operating segments being cryptocurrency mining, sales of energy and electricity, colocation services, and Tier III AI data centers located in the United States.

During the year ended December 31, 2025, the Corporation added a new operating segment related to Tier III AI data center operations. The AI data center segment is in the development phase and has not yet commenced commercial operations as of March 31, 2026. As a result, this segment did not generate revenue during the three months ended March 31, 2026.

The Corporation’s CODM evaluates segment performance and allocates resources based on segment revenue, net loss, and total assets. Accordingly, the Tier III AI data center segment has been included as a reportable segment.

Three Months Ended March 31, 2026	Cryptocurrency mining	Sales of energy and electricity	Colocation Services	Tier III AI Project	Total
Revenue	$47,727	$3,716,711	$3,026,908	$-	$6,791,346
Cost of revenue	(11,640)	(5,393,005)	(738,233)	-	(6,142,878)
Depreciation and amortization	(1,323,240)	(126,864)	-	-	(1,450,104)
Net loss	(1,389,237)	(1,803,158)	(1,459,950)	-	(4,652,345)
EBITDA	65,997	(1,676,294)	(1,459,950)	-	(3,202,241)

Three Months Ended March 31, 2025	Cryptocurrency mining	Sales of energy and electricity	Colocation Services	Tier III AI Project	Total
Revenue	$765,876	$3,427,916	$5,082,795	$-	$9,276,587
Cost of revenue	(722,105)	(3,707,148)	(4,193,057)	-	(8,622,310)
Depreciation and amortization	(2,064,886)	(107,905)	-	-	(2,172,791)
Net loss	(2,135,862)	(387,137)	889,738	-	(1,633,261)
EBITDA	(70,976)	(279,232)	889,738	-	539,530

As at March 31, 2026	Cryptocurrency mining	Sales of energy and electricity	Colocation Services	Tier III AI Project	Total
Total assets	$93,221,049	$8,142,026	$-	$25,571,511	$126,934,586

As at December 31, 2025	Cryptocurrency mining	Sales of energy and electricity	Colocation Services	Tier III AI Project	Total
Total assets	$50,707,889	$10,387,735	$61,994,641	$11,023,314	$134,113,579

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

18.	Financial instruments and risk management

Risks

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Corporation’s primary exposure to credit risk is its cash and amounts receivable. The cash is held in multiple accounts that are FDIC insured up to $3 million each. Although the Corporation’s cash balances may at times exceed insured limits, management monitors the financial condition of the institutions where cash is held and believes the Corporation’s exposure to credit risk is not significant. The Corporation believes no impairment is necessary in respect of amounts receivable, deposits and promissory note receivable as balances are monitored on a regular basis with the result that exposure to bad debt is insignificant.

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

The following table summarizes the expected maturity of the Corporation’s significant financial liabilities and other liabilities based on the remaining period from the balance sheet date to the contractual maturity date:

	Payments by period
As at March 31, 2026	Less than 1 year	1- 3 years	4 - 5 years	More than 5 years	Total	Carrying Value
Accounts payable and accrued liabilities	$3,716,253	$-	$-	$-	$3,716,253	$3,716,253
Deposit payable	-	2,203,526	-	-	2,203,526	2,203,526
	$3,716,253	$2,203,526	$-	$-	$5,919,779	$5,919,779

	Payments by period
As at December 31, 2025	Less than 1 year	1- 3 years	4 - 5 years	More than 5 years	Total	Carrying Value
Accounts payable and accrued liabilities	$6,350,923	$-	$-	$-	$6,350,923	$6,350,923
Deposit payable	-	2,203,526	-	-	2,203,526	2,203,526
	$6,350,923	$2,203,526	$-	$-	$8,554,449	$8,554,449

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

Foreign currency risk

Currency risk relates to the risk that the fair values or future cash flows of the Corporation’s financial instruments will fluctuate because of changes in foreign exchange rates. Exchange rate fluctuations affect the costs that the Corporation incurs in its operations.

As the Corporation operates in an international environment, some of the Corporation’s financial instruments and transactions are denominated in currencies other than an entity’s functional currency. The fluctuation of the Canadian dollar in relation to the US dollar will consequently impact the profitability of the Corporation and may also affect the value of the Corporation’s assets and liabilities and the amount of shareholders’ equity. As at March 31, 2026 and December 31, 2025, the foreign currency risk was considered minimal.

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

At March 31, 2026, had the market price of the Corporation’s holdings of Bitcoin increased or decreased by 10% with all other variables held constant, the corresponding asset value increase or decrease respectively would amount to $1,143,021 (compared to $1,181,232 as of December 31, 2025).

At March 31, 2026, had the market price of the Corporation’s holdings of Ethereum increased or decreased by 10% with all other variables held constant, the corresponding asset value increase or decrease respectively would amount to $213,119 (compared to $300,186 as of December 31, 2025 -).

Financial Instrument

The Corporation measures certain financial and non-financial assets and liabilities at fair value on a recurring or non-recurring basis. The fair values of investments were measured using the cost, market or income approaches.

The fair value of the Corporation’s financial instruments, including cash, current portion of amounts receivable, investment, and accounts payable and accrued liabilities approximates their carrying value due to their short-term nature. Deposit payable is due to arm’s length third parties, with the fair values of this payable measured using relevant market input (Level 3). The fair value of deposit payable was calculated using actualized cash flows using market rates in effect at the balance sheet date. Reasonable changes to key assumptions would not have a significant impact. Investment is measured using a market-based valuation approach, utilizing relevant Level 3 market inputs. Digital currencies are measured at fair value using the quoted price on Gemini Exchange (Level 1). Warrant liabilities are measured at fair value using the Black-Scholes pricing model (Level 2) or the Monte Carlo simulation technique (Level 3).

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

The following tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis and the Corporation’s estimated level within the fair value hierarchy for each of those assets and liabilities as of March 31, 2026 and December 31, 2025, respectively:

	As at March 31, 2026			As at December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash	$57,813,811	$-	$-	$78,478,759	$-	$-
Digital currencies	$13,561,396	$-	$-	$14,814,180	$-	$-
Investments	$-	$-	$2,543,331	$-	$-	$1,543,331

Liabilities
Warrant liability	$-	$1,546,156	$530,604	$-	$2,297,930	$-
Obligation to issue warrants	$-	$-	$-	$-	$599,603	$-

There were no transfers among Levels 1, 2 or 3 during the years ended March 31, 2026 and December 31, 2025.

19.	Commitment

During the year ended December 31, 2025, the Corporation entered into a contract with a supplier for the purchase of various high-performance computers in connection with the Tier III AI project. Under the terms of the agreement, payments are due upon shipment of the equipment.

The Corporation has made a payment of $14,584,582 under this agreement. As of March 31, 2026, no liability has been recorded related to this commitment, as the goods had not yet been received and the payment was not yet due. The Corporation has a commitment to pay the remaining amount of $1,145,000.

20.	Subsequent events

(i) On April 18, 2026, the Corporation entered into a bare metal GPU rental agreement with SubQ AI for a term of 24 months, effective May 15, 2026, relating to the Tier III AI project.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three Months Ended March 31, 2026
(Expressed in United States Dollars) (Unaudited)

(ii) On May 4, the Corporation entered into a Data Center Colocation and Master Services Agreement (the “Cerebras Agreement”) with Cerebras Systems Inc. (“Cerebras”) to deploy at total of approximately 40 megawatts (“MW”) for AI computing at the Corporation’s AI data center campus in Columbiana, Alabama (the “Facility”). Pursuant to the Cerebras Agreement, Cerebras will hold an exclusive license to access the data center for the duration of the Cerebras Agreement. The Cerebras Agreement has an initial term of ten (10) years (the “Initial Term”) from the later of the two phase commencement dates (as described below). Additionally, the Cerebras Agreement grants Cerebras the right to extend the Initial Term for one or more additional periods of one (1), three (3), five (5), or seven (7) years (each, an “Extension”). Pursuant to the Cerebras Agreement, the total contract value to the Corporation is approximately $1.1 billion in the initial term of the contract, with a total potential contract value to the Corporation of approximately $2.5 billion, assuming one seven (7)-year Extension, in each case subject to the Corporation meeting its obligations under the agreement. The Cerebras Agreement provides for certain one-time payments by Cerebras in connection with Phase 1 and Phase 2 construction, as well as a monthly colocation fee to paid by Cerebras for Phase 1 and Phase 2 (a portion of which is to be prepaid), based upon the number of kilowatts delivered. The Cerebras Agreement requires the Corporation to construct, equip, and commission two phases of the colocation space at the Facility, with Phase 1 (15 MW) ready-for-service date targeted at December 15, 2026 and with full deployment in Phase 2 (40 MW) targeted by the end of the first fiscal quarter of 2027. The additional 25 MW of load capacity in Phase 2 is conditioned on the Corporation securing adequate financing for Phase 2 operations. The Cerebras Agreement also contains various other customary terms and conditions, including representations and warranties, service and service credit, penalty, termination, indemnification, confidentiality, and limitation of liability provisions. For more information, see the Corporation’s Current Report on Form 8-K, filed with the SEC on May 8, 2026.

(iii) On May 8, 2026, the Corporation filed with SEC a prospectus supplement to the base prospectus and the accompanying preliminary prospectus supplement included in the Corporation’s registration statement on Form S-3 (File No. 333-294953), filed with the SEC on April 9, 2026, covering the offer and sale from time to time of up to an aggregate of $175,000,000 of shares of the Corporation’s common stock, no par value per share (“Shares”), which includes the $75,000,000 of Shares covered by the prior prospectus supplement.

Pursuant to this at-the-market equity program, the Corporation issued 19,950,000 subordinate voting shares for a total aggregate of $102,862,650 subsequent to March 31, 2026.

(iv) Subsequent to March 31, 2026, the Corporation issued 654,408 subordinate voting shares from the exercise of warrants and options for gross proceeds of $2,002,438. In addition, the Corporation issued 8,967 subordinate voting shares from the exercise of RSUs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our audited financial statements and the related notes included elsewhere in this Quarterly Report and with our interim financial statements incorporated by reference. This MD&A is intended to provide investors with an understanding of our results of operations, financial condition, liquidity and capital resources, and critical accounting estimates through the eyes of management. It includes “forward-looking statements” within the means of the U.S. Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of U.S. and Canadian securities laws, or collectively, forward-looking statements, that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, including those discussed under the headers “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Quarterly Report. The numbers below are presented in thousands except for percentages as well as share and per share amounts.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the results of the Corporation and its wholly-owned subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”). The Corporation’s consolidated financial statements filed with this Quarterly Report and this discussion and analysis are reported in thousands of US dollars and US dollars, respectively, except where otherwise noted. The Corporation’s management team is responsible for the preparation and integrity of the financial statements, including the maintenance of appropriate information systems, procedures and internal controls. Management is also responsible for ensuring that information disclosed externally, including the financial statements and this related discussion and analysis, is complete and reliable.

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

The head office of the Corporation is located at 218 NW 24th Street, 2nd Floor, Miami, Florida 33127.

Mining operation and network overview

Revenue from the Corporation’s Bitcoin mining operation is recognized based upon the average Bitcoin price in effect on the day the Bitcoins are mined. Bitcoins are received within a 24-hour period from the actual time they are mined. The Bitcoin price is volatile and can change markedly from day to day. This volatility in price can result in material changes in revenue recorded from period to period.

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

With respect to the conversion of the Corporation’s Bitcoin to cash, the Corporation relies on a third-party service provider to broker sales of its mined Bitcoin. In 2022, the Corporation began to monetize a portion of Bitcoin mined to fund the Corporation’s operating costs and SG&A expenses, mitigating the need to access equity markets to fund those costs and expenses when appropriate. When necessary, this strategy has continued to be utilized during the entirety of 2025 and to the date of this MD&A.

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

The Corporation uses a mining pool that pays Bitcoin rewards utilizing a “Full-Pay-Per-Share” payout of Bitcoin based on a contractual formula, which calculates payout primarily based on the hash rate provided by us to the mining pool as a percentage of total network hash rate, along with other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator. The Corporation transitioned completely to this type of mining pool in 2022 and utilized it for the period ended March 31, 2026.

Mining and Staking Operations

Bitcoin

As of March 31, 2026, the Corporation held a total of approximately 166 Bitcoins with an inventory value of $11,430,207 based on the Bitcoin price as of that date per the Gemini exchange. For the three-month period ended March 31, 2026, Digi Power did not mine any Bitcoins as compared to a total of approximately 9 Bitcoins for the three-month period ended March 31, 2025, representing a decrease of 100%.

The number of Bitcoins mined decreased compared to the same period in 2025 due to the continued expansion of the Corporation’s hosting and colocation operations agreements, entered into to diversify its operations, and the Corporation’s transition from Bitcoin mining to a focus on AI infrastructure, with such transition beginning in 2025.

Ethereum

As of March 31, 2026, the Corporation held a total of 1,013 Ethereum with an inventory value of $2,131,189 based on the Ethereum price as of that date per the Gemini exchange, as compared to a value of $0 as of March 31, 2025, as the Corporation diversified its cryptocurrency holdings with the acquisition of Ethereum during 2025.

Updates and Expansion

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

On February 7, 2025, Digi Power formed US Data Centers, Inc. (“US Data Centers” or “USDC”), a wholly owned subsidiary of the Corporation, which will be dedicated to the development of high-performance computing (“HPC”) and artificial intelligence (“AI”)-focused data centers. The new US Data Centers website can be found at www.usdatacenters.ai.

With the launch of US Data Centers, Digi Power is creating a dedicated platform focused entirely on delivering AI and HPC solutions, ensuring purpose-built infrastructure for the next generation of computing. As its first major initiative, US Data Centers plans to lead the transformation of the Corporation’s existing site in Columbiana, Alabama into a state-of-the-art Tier 3 data center designed to support next-generation AI and HPC workloads.

The Corporation commenced assembly of its first ARMS 200 Tier III AI data center pod during the fourth quarter of 2025, with full activation expected in the second quarter of 2026. This milestone, when achieved, will represent Digi Power X’s first modular AI infrastructure deployment under its ARMS (AI-Ready Modular Solution) platform.

The Corporation has received approval for a load study providing an additional 60 MW of available power capacity in one its New York locations, further strengthening Digi Power X’s energy infrastructure to support future AI expansion across its U.S. sites.

In partnership with Super Micro Computers, Inc. (“SMCI”), the Corporation remains on schedule to have its first NVIDIA B200 GPU cluster fully operational by the second quarter of 2026, which will mark a major milestone in its AI infrastructure roadmap.

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

In March 2026, the Corporation introduced the formation of USDC as an independent subsidiary. USDC will commercialize the ARMS modular data center system, a turnkey modular AI data center system that can convert a powered site into an operational AI data center in a fraction of the time required by conventional construction. USDC will manufacture and sell the ARMS system, while its customers will own and operate their own sites. As of March 31, 2026, Digi Power X currently holds an approximately 51% majority equity stake in USDC.

On April 18, 2026, the Corporation entered into a bare metal GPU rental agreement with SubQ AI, a next generation AI Corporation. The 24-month contract carries an expected total contract value of approximately $19.6 million and becomes effective May 15, 2026. Under the term of the Agreement, Digi Power X will deliver exclusive, dedicated access to a fleet of the latest generation of NVIDIA Blackwell GPUs. These systems will be operated on a bare metal basis through NeoCloudz, Digi Power X’s GPU-as-a-Service platform, at the Corporation’s AI data center. The deployment follows NVIDIA reference architecture, and the facility is engineered to Rated 3 standards, with redundant utility feeds, N+1 UPS, and a CDU and chiller based two loop cooling architecture.

On May 4, the Corporation entered into a Data Center Colocation and Master Services Agreement (the “Cerebras Agreement”) with Cerebras Systems Inc. (“Cerebras”) to deploy at total of approximately 40 megawatts (“MW”) for AI computing at the Corporation’s AI data center campus in Columbiana, Alabama (the “Facility”). Pursuant to the Cerebras Agreement, Cerebras will hold an exclusive license to access the data center for the duration of the Cerebras Agreement. The Cerebras Agreement has an initial term of ten (10) years (the “Initial Term”) from the later of the two phase commencement dates (as described below). Additionally, the Cerebras Agreement grants Cerebras the right to extend the Initial Term for one or more additional periods of one (1), three (3), five (5), or seven (7) years (each, an “Extension”). Pursuant to the Cerebras Agreement, the total contract value to the Corporation is approximately $1.1 billion in the initial term of the contract, with a total potential contract value to the Corporation of approximately $2.5 billion, assuming one seven (7)-year Extension, in each case subject to the Corporation meeting its obligations under the agreement. The Cerebras Agreement provides for certain one-time payments by Cerebras in connection with Phase 1 and Phase 2 construction, as well as a monthly colocation fee to paid by Cerebras for Phase 1 and Phase 2 (a portion of which is to be prepaid), based upon the number of kilowatts delivered. The Cerebras Agreement requires the Corporation to construct, equip, and commission two phases of the colocation space at the Facility, with Phase 1 (15 MW) ready-for-service date targeted at December 15, 2026 and with full deployment in Phase 2 (40 MW) targeted by the end of the first fiscal quarter of 2027. The additional 25 MW of load capacity in Phase 2 is conditioned on the Corporation securing adequate financing for Phase 2 operations. The Cerebras Agreement also contains various other customary terms and conditions, including representations and warranties, service and service credit, penalty, termination, indemnification, confidentiality, and limitation of liability provisions. For more information, see the Corporation’s Current Report on Form 8-K, filed with the SEC on May 8, 2026.

Custodial services for digital currencies

The Corporation has a digital custody account with Gemini Trust Corporation, LLC (“Gemini”). Gemini is a digital currency exchange and custodian that allows customers to buy, sell, and store its digital assets. Gemini holds 100% of the Corporation’s cryptocurrency assets in hot storage. Gemini is not a related party of the Corporation. The Corporation is not aware of anything with regards to Gemini’s operations that would adversely affect the Corporation’s ability to obtain an unqualified audit opinion on its audited financial statements.

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

In general, a SOC 2 Type II certification is issued by an outside auditor that evaluates the extent to which a vendor complies with five trust principles based on the systems and processes in place. These five principles include the following:

●	“Security,” which addresses the safeguarding of system resources and assets against unauthorized access;

●	“Availability,” which addresses the accessibility of the system as stipulated by the applicable service agreement between vendor and customer;

●	“Processing Integrity,” which addresses whether or not a system achieves its purpose;

●	“Confidentiality,” which addresses whether access and disclosure of data is restricted to a specified set of persons or organizations; and

●	“Privacy,” which addresses the system’s collection, use, retention, disclosure and disposal of personal information in conformity with an organization’s privacy notice.

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

Gemini maintains insurance coverage for the cryptocurrency held on behalf of the Corporation in its online hot wallet. The Corporation is in the process of looking to insure the remainder of its mined digital currency. Given the novelty of digital currency mining and associated businesses, insurance of this nature is generally not available, or is uneconomical for the Corporation to obtain, which leads to the risk of inadequate insurance coverage.

On occasion, to mitigate third-party risk, the Corporation will hold a portion of its digital currencies in cold storage solutions that are not connected to the internet. The Corporation’s digital assets that are held in cold storage are stored in safety deposit boxes at a bank branch. The wallets in which the Corporation stores its cryptocurrency assets are not multi-signature wallets; however, the Corporation secures the 24-word seed phrase, which facilitates recovery of the wallets should the wallets become lost, stolen or damaged, by partitioning the seed phrase in multiple parts and securing each part in a separate location. Each part of the seed phrase is stored in either a safe or safety deposit box. The Corporation replicates this security protocol by taking the same 24-word seed phrase, partitioning this into several parts and storing each part in a secure location in a separate safe or safety deposit box than was used for the first copy of the seed-phrase. This duplication ensures that the digital currencies held via cold storage solutions will be recoverable by the Corporation should the Corporation’s cold-wallets become lost, stolen or damaged. During the period-ended March 31, 2026, and as of the date of this MD&A, all of the Corporation’s cryptocurrency assets are currently held in its Gemini wallets.

Selected Financial Information

	Period ended March 31, 2026 ($)	Year ended December 31, 2025 ($)
Revenue	6,791,346	34,188,226
Net (loss)	(4,652,345)	(28,356,223)
Net income (loss) per share – basic and diluted	(0.07)	(0.64)

	Period ended March 31, 2026 ($)	Year ended December 31, 2025 ($)
Total assets	126,934,586	134,113,579
Total long-term liabilities	2,203,526	2,203,526

Selected Quarterly Information

A summary of selected information for each of the eight most recent quarters prepared in accordance with U.S. GAAP is as follows:

		Net Income or (Loss)
Three Months Ended	Revenues ($)	Total ($)	Per Share – Basic ($)	Per Share – Diluted ($)
2026-March 31	6,791,346	(4,652,345)	(0.07)	(0.07)
2025-December 31	8,654,879	(16,584,733)	(0.31)	(0.31)
2025-September 30	8,145,309	302,791	0.01	0.01
2025-June 30	8,111,451	(10,385,750)	(0.29)	(0.29)
2025-March 31	9,276,587	(1,633,261)	(0.05)	(0.05)
2024-December 31	5,637,540	(6,057,655)	(0.28)	(0.28)
2024-September 30	9,175,740	(6,412,344)	(0.13)	(0.13)
2024-June 30	9,230,664	(4,765,447)	(0.16)	(0.16)

The Corporation is generally not subject to seasonality. Factors that may impact revenues and profitability include Bitcoin price, network difficulty, the price of power, foreign currency fluctuations and the Corporation’s hashrate.

Results of Operations

For the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

For the three months ended March 31, 2026, the Corporation’s net loss was $4,652,345 compared to net income of $1,633,261 for the three months ended March 31, 2025. Highlights of the quarter include:

Revenue

The Corporation recognized revenue from colocation service agreements of $3,026,908 for the quarter ended March 31, 2026 (as compared to $5,082,795 as of March 31, 2025). The decline in colocation revenue in Q1 2026 versus Q1 2025 is attributed to the Corporation’s transition to building out AI-driven infrastructure during the quarter in one of its previous hosting locations.

The Corporation also recognized revenue from the sale of energy of $3,716,711 for the three-month period ended March 31, 2026, compared to $3,424,916 for the three-month period ended March 31, 2025. Revenue from this acquisition of a business is recognized each month through the operations of the plant through its available capacity that can be sold, and actual generation of power sold. The slight increase in revenue on a year-over-year basis was due to the plant selling its power to the grid during the current year instead of using the plant power to run its mining operations (higher power pricing drove the decision to curtail).

Revenue from Bitcoin mining was $47,727 for the three months ended March 31, 2026, compared to $765,876 for the period ended March 31, 2025.

For the three-month period ended March 31, 2026, the Corporation did not mine any Bitcoins compared to the three-month period ended March 31, 2025, in which the Corporation mined approximately 9 Bitcoins at an average price of Bitcoin of US$93,391.

The primary reason for the minimal amount in the Corporation’s mining revenues in both years was the continued diversification of the Corporation’s revenue streams by entering into the colocation agreements mentioned above in this MD&A. By entering into these contracts, the Corporation was able to utilize its existing infrastructure and power supply and receive consistent payment for consumption.

Cost of Revenue

The Corporation’s cost of revenues was $7,592,982 for the three-month period ended March 31, 2026, compared to $10,795,101 for the three-month period ended March 31, 2025.

Cost of revenue decreased by $2,479,432 year over year as the Corporation scaled back its mining operations and associated power costs as it continues to build out its AI dedicated infrastructure.

Depreciation and amortization expense decreased by $722,687 year over year as the expense associated with the $3.2 million of assets related to the Corporation’s infrastructure and mining equipment that were put into use during the first half of 2024 was offset by the reduction of expense associated with fully depreciated assets.

Operating Expenses

The Corporation’s operating expenses were $5,136,320 for the three-month period ended March 31, 2026, compared to $2,887,143 in the same period of 2025.

The primary drivers in the current period versus the quarter ended March 31, 2025, were due to:

●

Increase in office and administrative spend of $568,002 associated to expenses incurred related to a performance bonus paid to an officer of the Corporation, and an increase in marketing, legal and consulting fees.

●	Loss on revaluation of digital currencies in the current period of $3,764,103 (as compared to loss of $446,975 for the three-months ended March 31, 2025).

●	Foreign exchange gain of $2,959,327 (as compared to loss of $62,875 for three-months ended March 31, 2025) related to currency exchange fluctuations on the intercompany balances.

Other income (expenses)

Other income/expense items of note in the current year include the revaluation of the warrant liabilities which resulted in a gain of $784,833 (as compared to a gain of approximately $2.76 million for the three-months ended March 31, 2025).

Liquidity and Capital Resources

As of March 31, 2026, the Corporation had a positive working capital balance of $67,218,751, including digital currencies of $13,561,396. The Corporation commenced earning revenue from digital currency mining in mid-February 2020; however, it has limited operating history, and there can be no assurance that the Corporation’s historical performance will be indicative of its future performance.

The Corporation’s ability to continue as a going concern is dependent on the Corporation’s ability to efficiently execute on its Tier III initiatives, continue its existing colocation arrangements and develop new customers, obtain and maintain significant financial funding for its colocation agreements, manage operational expenses, and raise additional funds through debt or equity financing.

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

In order to achieve its future business objectives, the Corporation may need to liquidate or borrow against Bitcoin that has been accumulated as of the date hereof as well as Bitcoin generated from ongoing operations, which may or may not be possible on commercially attractive terms or at all. The Corporation presently anticipates that additional financing may be required to fund its initiative of developing high-performance computing and artificial intelligence focused data centers. The Corporation also anticipates that additional financing could be required as part of its ongoing transition from cryptocurrency mining to AI-driven infrastructure.

The Corporation may manage its capital structure through a variety of methods, including, without limitation, by issuing equity, seeking financing through loan products, adjusting capital spending, entering into beneficial hosting or colocation agreements, or disposing of assets.

At the Market Offering

On May 30, 2025, the Corporation entered into an at-the-market sales agreement with A.G.P./Alliance Global Partners as agent (the “Agent”), pursuant to which the Corporation established an at-the-market equity program (the “ATM Program”). From the commencement of the ATM Program through March 31, 2026, the Corporation issued 24,078,450 subordinate voting shares in exchange for gross proceeds of $91,549,033, at an average share price of $3.80, and received net proceeds of $88,808,661 after paying commissions of $2,740,372 to the Agent and incurring $100,000 of other fees.

On May 8, 2026, the Corporation filed with the SEC a prospectus supplement to the base prospectus and the accompanying preliminary prospectus supplement included in the Corporation’s registration statement on Form S-3 (File No. 333-294953), filed with the SEC on April 9, 2026 (the “Registration Statement”), covering the offer and sale from time to time of up to an aggregate of $175,000,000 of shares of the Corporation’s common stock, no par value per share (“Shares”), which includes the $75,000,000 of Shares covered by the prior prospectus supplement.

Cash flows

Operating Activities

Cash used by operating activities for the quarter year ended March 31, 2026, was $6,397,388 as compared to cash used of $10,105,100 for the quarter ended March 31, 2025. The difference is primarily attributed to the change in digital currency items ($1,252,784 versus -$4,469,226, respectively), change in warrant liability (-$784,833 versus -$2,764,723, respectively) and the increase in amounts owed for working capital items in the current quarter (-$2,051,916 versus -$4,276,284, respectively).

Investing Activities

Cash used in investing activities for the quarter year ended March 31, 2026, was $16,172,560 as compared to cash provided in investing activities of $3,816,097 for the quarter ended March 31, 2025. In the current period, cash of $15,172,560 was used for the purchase of equipment and $1,000,000 was used for an investment opportunity. In the prior year, cash of $782,106 was used for the purchase of equipment and digital currencies traded for cash of $4,598,203.

Financing Activities

Cash provided by financing activities for the quarter year ended March 31, 2026, was $1,905,000, as compared to $5,389,379 for the quarter ended March 31, 2025. In the current year, the Corporation received contributions from an NCI of $1,905,000. The drivers of the balance in the prior year were proceeds of shares issued for cash of $6,482,509 and the return of proceeds from an NCI of $1,000,000, partly offset by repayment of loans of $78,130 and lease payments of $15,000.

Notes Receivable and Related Party Transactions

Investment

In December 2021, the Corporation entered into an agreement for a Secured Convertible Promissory Note (“Note”) with principal of $800,000. The Note accrued interest at a rate of 6% per annum, with 3% payable in cash every calendar quarter and 3% payable in notes. The Note was converted into Series C Preferred Stock (“Shares”) of the issuer effective October 1, 2023, with 8,000 warrants issued to the Corporation. The Shares are secured by the assets of the issuer. As at March 31, 2026, the fair value of the Shares and warrants was estimated to be $1,543,331.

On February 11, 2026, the Corporation invested $1,000,000 in Alpha Square Fund, LP, a Delaware limited partnership managed by Alpha Square Management, LLC, through the purchase of limited partnership interests in the fund.

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

Key management personnel are those persons having authority and responsibility for planning, directing, and controlling the activities of the Corporation, directly or indirectly. Key management personnel include the Corporation’s executive officers and members of the Board.

Remuneration of key management personnel of the Corporation was as follows:

	Period ended March 31, 2026	Period ended March 31, 2025
Professional fees (1)	99,899	34,713
Salaries (1)	993,130	689,545
Directors’ fees	250,000	-
Share based compensation (2)	1,074,956	186,267
Total	$2,417,985	$910,525

(1)	Represents the professional fees and salaries paid to officers and directors in cash and BTC. During the three months ended March 31, 2026, the Corporation paid 1 BTC (as compared to 5 BTC for the three months ended March 31, 2025) as compensation for the services provided in by officers and directors with a fair value of $115,630 (as compared to $491,095 for the three months ended March 31, 2025).

(2)	Represents the share-based compensation for officers and directors.

Share Capital

As of May 15, 2026, the Corporation has 90,420,824 subordinate voting shares outstanding.

As of May 15, 2026, the Corporation has 2,920,635 Stock options, 2,945,312 restricted share units and 1,219,461 warrants issued and outstanding, including 240,385 broker warrants.

Subsequent Events

On April 18, 2026, the Corporation entered into a bare metal GPU rental agreement with SubQ AI for a term of 24 months, effective on May 15, 2026, relating to the Tier III AI project.

On May 4, the Corporation entered into a Data Center Colocation and Master Services Agreement (the “Cerebras Agreement”) with Cerebras Systems Inc. (“Cerebras”) to deploy at total of approximately 40 megawatts (“MW”) for AI computing at the Corporation’s AI data center campus in Columbiana, Alabama (the “Facility”). Pursuant to the Cerebras Agreement, Cerebras will hold an exclusive license to access the data center for the duration of the Cerebras Agreement. The Cerebras Agreement has an initial term of ten (10) years (the “Initial Term”) from the later of the two phase commencement dates (as described below). Additionally, the Cerebras Agreement grants Cerebras the right to extend the Initial Term for one or more additional periods of one (1), three (3), five (5), or seven (7) years (each, an “Extension”). Pursuant to the Cerebras Agreement, the total contract value to the Corporation is approximately $1.1 billion in the initial term of the contract, with a total potential contract value to the Corporation of approximately $2.5 billion, assuming one seven (7)-year Extension, in each case subject to the Corporation meeting its obligations under the agreement. The Cerebras Agreement provides for certain one-time payments by Cerebras in connection with Phase 1 and Phase 2 construction, as well as a monthly colocation fee to paid by Cerebras for Phase 1 and Phase 2 (a portion of which is to be prepaid), based upon the number of kilowatts delivered. The Cerebras Agreement requires the Corporation to construct, equip, and commission two phases of the colocation space at the Facility, with Phase 1 (15 MW) ready-for-service date targeted at December 15, 2026 and with full deployment in Phase 2 (40 MW) targeted by the end of the first fiscal quarter of 2027. The additional 25 MW of load capacity in Phase 2 is conditioned on the Corporation securing adequate financing for Phase 2 operations. The Cerebras Agreement also contains various other customary terms and conditions, including representations and warranties, service and service credit, penalty, termination, indemnification, confidentiality, and limitation of liability provisions. For more information, see the Corporation’s Current Report on Form 8-K, filed with the SEC on May 8, 2026.

On May 8, 2026, the Corporation filed with SEC a prospectus supplement to the base prospectus and the accompanying preliminary prospectus supplement included in the Corporation’s registration statement on Form S-3 (File No. 333-294953), filed with the SEC on April 9, 2026, covering the offer and sale from time to time of up to an aggregate of $175,000,000 of shares of the Corporation’s common stock, no par value per share (“Shares”), which includes the $75,000,000 of Shares covered by the prior prospectus supplement.

Pursuant to this at-the-market equity program, the Corporation issued 19,950,000 subordinate voting shares for a total aggregate of $102,862,650 subsequent to March 31, 2026.

Subsequent to March 31, 2026, the Corporation issued 654,408 subordinate voting shares from the exercise of warrants and options for gross proceeds of $2,002,438. In addition, the Corporation issued 8,967 subordinate voting shares from the exercise of RSUs.

Off Balance Sheet Arrangements

As at the date of this Quarterly Report, the Corporation did not have any off-balance sheet arrangements.

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

Accounting standards issued but not yet effective

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the unaudited condensed interim Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Corporation for its annual periods beginning December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Corporation is currently evaluating the impact of adopting the standard.

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

Critical accounting judgements, estimates and assumption

The preparation of these financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgements and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual outcomes could differ from these estimates. These financial statements include estimates that, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the financial statements and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the year in which the estimate is revised and future years if the revision affects both current and future years. These estimates are based on historical experience, current and future economic conditions and other factors, including expectations of future events that are believed to be reasonable under the circumstances.

Significant assumptions about the future that management has made could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the following:

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

(ii) Income, value added, withholding and other taxes

The Corporation is subject to income, value added, withholding and other taxes. Significant judgement is required in determining the Corporation’s provisions for taxes. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. The Corporation recognizes liabilities for anticipated tax audit issues based on estimates of whether additional taxes will be due. The determination of the Corporation’s income, value added, withholding and other tax liabilities requires interpretation of complex laws and regulations. The Corporation’s interpretation of taxation law as applied to transactions and activities may not coincide with the interpretation of the tax authorities. A deferred tax asset is recognized only to the extent that it is probable that future taxable income will be available against which the asset can be utilized. All tax related filings are subject to government audit and potential reassessment subsequent to the financial statement reporting period.

Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We recognize the tax benefit from an uncertain tax position in accordance with ASC 740, Income Taxes, only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. We believe the judgements and estimates discussed above are reasonable. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

(ii) Warrant liability

The Corporation uses Black Scholes method to determine the fair value of the warrant liability. The Black Scholes method requires significant judgement in determining the fair value such as volatility and risk-free rate. A change in these inputs could lead to significant change in the fair value of the warrant liability.

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

Halving: Further affecting the industry, particularly for the Bitcoin blockchain, the Bitcoin reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in Bitcoin, which uses a proof-of-work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For Bitcoin, the reward was initially set at 50 Bitcoin currency rewards per block. The Bitcoin blockchain has undergone halvings three times since its inception as follows: (1) on November 28, 2012, at block height 210,000; (2) on July 9, 2016, at block height 420,000; (3) on May 11, 2020, at block height 630,000, when the reward was reduced to its current level of 6.25 Bitcoin per block; and (4) on April 20, 2024 at block height of 840,000. The next halving for the Bitcoin blockchain is currently anticipated to occur in April 2028 at block height 1,050,000. Halvings will continue to occur until the total amount of Bitcoin currency rewards issued reaches approximately 21 million and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around the year 2140. Many factors influence the price of Bitcoin, and potential increases or decreases in prices in advance of or following a future halving is unknown.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Corporation is a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Corporation carried out an evaluation, under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, including the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements,” Management’s Discussion and Analysis of Financial Condition and Results of Operations, the condensed consolidated financial statements and related notes, and the following additional risk factors, you should carefully consider the risks discussed in “Part I, Item 1A - Risk Factors” in the 2025 Annual Report. There have been no material changes with respect to the risk factors disclosed in our 2025 Annual Report. However, we note that the risks described in this report and in our 2025 Annual Report are not the only risks facing the Corporation, and such additional risks and uncertainties that we currently deem to be immaterial or are unknown to us could negatively impact our business, operations and/or financial results.

Our future contracts with HPC data center customers could subject us to significant liability.

In the ordinary course of business, we have entered into, and aim to continue to enter into, agreements with customers pursuant to which we provide data center space, power, environmental controls, physical security, and connectivity products to our HPC hosting and colocation customers. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors, or from third-party claims. HPC data center customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers, and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of an agreement or otherwise. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.

We may also develop space specifically for HPC data center customers pursuant to agreements signed prior to beginning or early in the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate their agreements, and we will be required to find a new customer for this space. In addition, in certain circumstances, we may lease HPC data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. If we are not able to complete an HPC data center in a timely manner, if development costs are higher than we currently estimate, our financial condition, results of operations and cash flow could be materially adversely affected.

Additionally, a customer’s decision to lease space and power at our facilities typically involves a significant commitment of resources and due diligence on the part of our customers regarding the adequacy of our facilities. As a result, we may expend significant time and resources in pursuing a particular transaction that may not result in revenue. Economic conditions, including market downturns and the implementation of new tariffs and more restrictive trade regulations, may impact customers’ ability to plan future business activities, which could cause customers to slow spending or delay decision making. Our inability to adequately manage the risks associated with these developments may adversely affect our business, financial condition and results of operations.

Certain of our agreements with HPC data center customers may include restrictions on providing HPC data center services to certain third parties, which could have a material adverse effect on our business, financial condition, and/or results of operations.

Certain of the customer agreements that we may enter into may prohibit us from providing HPC data center services to certain third parties, including competitors of existing HPC data center customers. The existence of such restrictions could hinder our ability to enter into agreements with additional HPC data center customers, which could have a material, adverse effect on our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of Chortle Capital Corp. (incorporated by reference to Exhibit 1.1 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.2	Certificate of Change of Name to Hashchain Technology Inc. (incorporated by reference to Exhibit 1.2 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.3	Notice of Articles (incorporated by reference to Exhibit 1.3 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.4	Certificate of Change of Name to Digihost Technology Inc. (incorporated by reference to Exhibit 1.4 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.5	Notice of Articles (incorporated by reference to Exhibit 1.5 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.6	Notice of Articles (incorporated by reference to Exhibit 1.6 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.7	Certificate of Change of Name to Digi Power X Inc. (incorporated by reference to Exhibit 1.7 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on March 31, 2025)
10.1	Amended and Restated Sales Agreement, dated April 9, 2026 (incorporated by reference to Exhibit 1.2 to the Corporation’s Registration Statement on Form S-3, filed with the SEC on April 9, 2026)
10.2** #	Data Center Colocation and Master Services Agreement, by and between the Corporation and Cerebras Systems, Inc., dated May 4, 2026 (incorporated by referenced to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed with the SEC on May 8, 2026)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operational and Comprehensive Loss for the three-months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three-months ended March 31, 2026 and 2025, and (v) the Notes to Condensed Consolidated Financial Statements.
104*	The cover page from Digi Power X Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.

**	Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10)(iv). The Corporation agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

#	Schedules and exhibits have been omitted pursuant to Regulation S-K Item 601(b)(2). The Corporation agrees to furnish supplementally the omitted schedules and exhibits to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: May 15, 2026	By:	/s/ Michel Amar
		Name:	Michel Amar
		Title:	Chief Executive Officer

Date: May 15, 2026	By:	/s/ Paul Ciullo
		Name:	Paul Ciullo
		Title:	Chief Financial Officer