Form 10-Q
period 2026-06-30
Digi Power X Inc.
filed 2026-08-14
CIK 1854368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of August 14, 2026, the registrant had 101,393,355 subordinate voting shares issued and outstanding and 3,333 proportionate voting shares issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that reflect Digi Power X Inc.’s (“we,” “us,” “our,” the “Corporation,” or “Digi Power”) current views with respect to future events and financial performance, business strategies, expectations for our business and any other statements of a future or forward-looking nature, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of applicable Canadian securities laws (collectively referred to herein as “forward-looking statements”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and forward-looking information within the meaning of Canadian securities laws. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. These forward-looking statements include statements about our financial condition, results of operations, earnings outlook, prospects, and the treatment of the Corporation under government regulatory and taxation regimes. Forward-looking statements appear in a number of places in this Quarterly Report including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements can often be identified by forward-looking words, such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “may,” “potential” and “will,” or similar words suggesting future outcomes or other expectations, beliefs, plans, objectives, assumptions, intentions or statements about future events or performance. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us, and we cannot assure you that future developments affecting the Corporation will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to, the following:

●	The Corporation’s development of a Tier III data center and other infrastructure projects involves significant risks, including but not limited to risks relating to construction and equipment delivery, many of which are beyond the Corporation’s control;

●	The loss of our existing customer and/or our inability to gain new customers may have an adverse effect on the Corporation’s business, financial condition and results of operations;

●	The Corporation’s business may be adversely impacted if the Corporation is unable to fulfill its obligations pursuant to the Cerebras Agreement (as defined below). For more information regarding the Cerebras Agreement, see Note 20 to the Corporation’s Condensed Interim Consolidated Financial Statements for the six months ended June 30, 2026 and 2025;

●	The Corporation depends on third-party suppliers for critical computing equipment, and any delays, supply constraints, or changes in supplier relationships could adversely affect the Corporation’s ability to execute its business plans;

●	The Corporation’s business may be adversely impacted if the Corporation is unable to successfully deploy the NVIDIA Vera Rubin systems that it has committed to purchase;

●	The Corporation’s inability to execute on our evolving business model and strategy, including our ability to diversify and expand into the market for high-performance computing (“HPC”) and artificial intelligence (“AI”) solutions and data centers, may have an adverse impact on the Corporation’s business;

●	The Corporation’s inability to respond to anticipated demand for large data centers may have an adverse impact on the Corporation’s business;

●	Regulatory changes or actions related to data centers and/or cryptocurrencies may alter the nature of an investment in the Corporation in a manner that adversely affects the Corporation’s operations;

●	The Corporation is subject to risks associated with the Corporation’s need for significant electrical power. The Corporation’s data center and mining operations require electrical power to be available at commercially feasible rates. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations;

●	The Corporation is subject to risks associated with the Corporation’s requirement to obtain, and to comply with, permits, licenses and approvals from federal, state or provincial, and local governmental agencies in the U.S., Canada and other jurisdictions in which the Corporation may operate, including the risk that such permits or licenses may be delayed, denied, revoked or modified, or that the Corporation may fail to timely obtain or comply with their conditions;

●	The Corporation may face community opposition to the operation of its data centers, including complaints and/or community protests regarding, for example, noise, the use of electricity and water, or other quality-of-life issues, which could result in litigation, development delays, moratoria, regulatory action, fines or penalties, costly mitigation measures, restrictions on our electricity use or operating hours, reduced scale of operations, difficulty obtaining permits for expansion, or the shutdown of affected facilities;

●	The Corporation is subject to extensive environmental (including applicable zoning laws and regulations), energy, and climate-related regulation, any of which could result in significant additional costs or liabilities to ensure compliance;

●	The Corporation faces competition from other data center and cryptocurrency companies;

●	The Corporation’s data centers and/or cryptocurrency inventory may be exposed to cybersecurity threats and hacks;

●	The value of cryptocurrencies may be subject to momentum pricing risk;

●	Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure;

●	Acceptance and/or widespread use of cryptocurrency is uncertain;

●	If the Corporation is unable to insure the remainder of its mined digital currency, its business and/or its financial condition may be adversely affected;

●	The Corporation may be required to sell its cryptocurrency portfolio to pay its expenses;

●	Technological obsolescence and difficulty obtaining hardware may adversely impact the Corporation’s operating results and financial condition;

●	The Corporation does not currently pay cash dividends, and, therefore, the Corporation’s shareholders will not be able to receive a return on their subordinate voting shares (“subordinate voting shares” or “SV Shares”) unless they sell them;

●	The SV Shares are subject to volatility risk, and there is no guarantee that an active or liquid market will be sustained for the SV Shares;

●	The Corporation has a limited history of operations and is in the early stage of development;

●	Ineffective management of growth could result in a failure to sustain the Corporation’s progress;

●	There are significant legal, accounting, and financial costs of being a publicly traded company, which may reduce the resources available for the Corporation to develop its data centers and/or deploy on its cryptocurrency mining operations;

●	The Corporation may be unable to obtain additional financing on acceptable terms or at all;

●	The Corporation may be subject to tax consequences that could reduce the Corporation’s profitability;

●	The Corporation may be exposed to risks from exchanging currencies, including currency exchange fees.

●	The Corporation may be subject to litigation;

●	Uninsured or uninsurable risks could result in significant financial liabilities;

●	Exposure to environmental liabilities and hazards may result in the imposition of fines, penalties and restrictions;

●	The Corporation’s success is largely dependent on the performance of the Corporation’s management and executive officers;

●	The Corporation may be unable to attract, develop and retain its key personnel and establish adequate succession planning;

●	Certain directors and officers may have a conflict of interest between their duties owed to the Corporation and their interest in other personal or business ventures;

●	Recent changes in U.S. political leadership and economic policies, as well as any future policy changes, may create uncertainty that materially affects the Corporation’s business and financial performance; and

●	Current or future geopolitical events may have an adverse impact on the Corporation’s business.

The foregoing list of factors and other risks detailed from time to time in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) is not exhaustive. See “Part II, Item 1A – Risk Factors.” Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not place undue reliance on any forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events, except to the extent required by applicable securities laws.

Part I - Financial Information

DIGI POWER X INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(EXPRESSED IN UNITED STATES DOLLARS)

(UNAUDITED)

Digi Power X Inc.
Condensed Interim Consolidated Balance Sheets
(Expressed in United States Dollars, except number of shares)

	As at June 30, 2026	As at December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$128,121,977	$78,478,759
Digital currencies	14,303,261	14,814,180
Current portion of amounts receivable and other assets	1,926,978	1,576,272
Other receivable	284,000	44,000
Total current assets	144,636,216	94,913,211

Property, plant and equipment, net	73,242,366	23,005,900
Intangible asset	861,724	926,339
Amounts receivable and other assets, net of current portion	54,342,683	13,724,798
Investments	2,893,331	1,543,331
Investment in associate	3,600,000	-
Total assets	$279,576,320	$134,113,579

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,091,057	$6,350,923
Unearned lease revenue	2,513,111	-
Warrant liabilities	4,250,341	2,297,930
Total current liabilities	12,854,509	8,648,853

Deposits payable	1,692,526	2,203,526
Total liabilities	14,547,035	10,852,379

Shareholders’ equity
Subordinate voting shares, no par value, unlimited shares authorized; 98,543,358 shares and 69,427,788 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Proportionate voting shares, no par value, unlimited shares authorized; 3,333 shares and 3,333 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	387,772,988	216,409,130
Accumulated deficit	(107,883,461)	(88,870,607)
Accumulated other comprehensive income (loss), net	(14,860,242)	(4,277,323)
Total shareholders’ equity attributable to shareholders	265,029,285	123,261,200
Total shareholders’ equity	265,029,285	123,261,200
Total liabilities and shareholders’ equity	$279,576,320	$134,113,579

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Digi Power X Inc.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
(Expressed in United States Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Digital currency mining and staking	$161,422	$1,394,740	$209,149	$2,160,616
Colocation services	3,426,308	4,487,129	6,453,216	9,569,924
GPU rental	1,082,592	-	1,082,592	-
Sale of energy	1,958,285	2,229,582	6,850,863	5,657,498
Total revenue	6,628,607	8,111,451	14,595,820	17,388,038

Cost of revenue
Cost of revenue	(8,083,937)	(6,629,841)	(15,402,682)	(15,252,151)
Depreciation and amortization	(4,068,734)	(1,573,691)	(5,518,838)	(3,746,482)
Gross loss	(5,524,064)	(92,081)	(6,325,700)	(1,610,595)

Operating expenses
General and administrative expenses	(9,493,911)	(3,890,501)	(13,827,873)	(6,604,803)
Foreign exchange gain (loss)	7,690,001	(3,507,707)	10,649,328	(3,570,582)
Gain on sale of digital currencies	-	316,619	2,418	653,628
Change in fair value of loan and salaries payable	-	(282,659)	-	(282,659)
(Loss) gain on revaluation of digital currencies	(2,842,916)	732,947	(6,607,019)	285,972
Total operating expenses	(4,646,826)	(6,631,301)	(9,783,146)	(9,518,444)

Other income (expenses)
Other income	-	-	-	750
Net financial income (loss)	845,986	(20,390)	1,346,764	(13,467)
Loss from change in fair value of warrant liability	(5,035,605)	(2,960,791)	(4,250,772)	(196,068)
Total other expenses	(4,189,619)	(2,981,181)	(2,904,008)	(208,785)

Net loss for the period attributable to common shareholders	(14,360,509)	(9,704,563)	(19,012,854)	(11,337,824)
Foreign currency translation adjustment	(7,654,136)	3,177,800	(10,582,919)	3,205,094
Comprehensive loss for the period attributable to common shareholders	$(22,014,645)	$(6,526,763)	$(29,595,773)	$(8,132,730)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.26)	$(0.25)	$(0.32)

Weighted average number of common shares outstanding:
Basic and diluted	85,480,992	36,623,575	77,602,430	35,799,779

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Digi Power X Inc.
Condensed Interim Consolidated Statements of Cash Flows
(Expressed in United States Dollars) (Unaudited)

Six Months Ended June 30,	2026	2025
Operating activities
Net loss for the period	$(19,012,854)	$(11,337,824)
Adjustments for:
Digital currencies items	510,919	(10,762,446)
Depreciation of right-of-use assets	-	51,098
Depreciation and amortization	5,518,838	3,720,499
Interest on lease liabilities	-	5,016
Share based compensation	7,104,782	2,718,970
Loss from change in fair value of warrant liability	4,250,772	196,068)
Change in fair value of loan and salaries payable	-	282,659
Accretion on liability	-	566
Foreign exchange (gain) loss	(10,730,233)	3,528,235
Working capital items	1,750,578	(6,707,063)
Net cash used in operating activities	(10,607,198)	(18,304,222)

Investing activities
Purchases and deposits on property, plant and equipment	(96,308,574)	(1,557,363)
Acquisition of investment	(1,350,000)	-
Impact to cash resulting from deconsolidation of subsidiary	(3,600,000)	-
Digital currencies traded for cash	-	10,972,014
Net cash (used in) provided by investing activities	(101,258,574)	9,414,651

Financing activities
Proceeds of shares issued for cash, net of issuance costs	159,547,599	8,051,923
Proceeds from exercise of warrants and options	1,961,391	4,525,000
Return of proceeds to non-controlling interest	-	(1,000,000)
Repayment of loans payable	-	(78,130)
Lease payments	-	(30,000)
Net cash provided by financing activities	161,508,990	11,468,793

Net change in cash	49,643,218	2,579,222
Cash and cash equivalents, beginning of period	78,478,759	1,703,896
Cash and cash equivalents, end of period	$128,121,977	$4,283,118

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Digi Power X Inc.
Condensed Interim Consolidated Statement of Changes in Shareholders’ Equity
(Expressed in United States Dollars) (Unaudited)

	Number of shares (note 10)				Accumulated
	Subordinate	Proportionate	Additional		Other	Non-
	Voting	Voting	paid-in	Accumulated	Comprehensive	Controlling
	Shares	Shares	capital	Deficit	Income	Interest	Total
Balance as of December 31, 2024	33,011,600	3,333	$90,011,906	$(60,514,384)	$(7,487,193)	$279,430	$22,289,759
Restricted share units converted to common shares	850,269	-	-	-	-	-	-
Shares issued for cash	3,309,892		5,838,653				5,838,653
Cost of issue - cash	-		(273,181)				(273,181)
Shares issued for exercise of warrants and options	2,300,000		5,817,871				5,817,871
Share based compensation		-	2,754,456	-	-	-	2,754,456
Dissolution of non-controlling interest		-	(721,270)	-	-	(279,430)	(1,000,700)
Net loss for the period		-	-	(11,337,824)	-	-	(11,337,824)
Other comprehensive loss for the period		-	-	-	3,205,094	-	3,205,094)
Balance as of June 30, 2025	39,471,761	3,333	$103,428,435	$(71,852,208)	$(4,282,099)	$-	$27,294,128
Balance as of December 31, 2025	69,427,788	3,333	$216,409,130	$(88,870,607)	$(4,277,323)	$	$123,261,200
Shares issued for cash	27,950,000		159,547,599				159,547,599
Restricted share units converted to common shares	388,631	-	-	-	-	-	-
Shares issued for exercise of warrants and options	776,939	-	4,711,477	-	-	-	4,711,477
Share based compensation	-	-	7,104,782	-	-	-	7,104,782
Net loss for the period	-	-	-	(19,012,854)	-	-	(19,012,854)
Other comprehensive loss for the period	-	-	-	-	(10,582,919)	-	(10,582,919)
Balance as of June 30, 2026	98,543,358	3,333	$387,772,988	$(107,883,461)	$(14,860,242)	$-	$265,029,285

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

1.	Nature of operations

Digi Power X Inc. (together with its subsidiaries, Digihost International, Inc., DGX Holding, LLC, and World Generation X, LLC, the “Corporation” or “Digi Power”) is an innovative energy infrastructure corporation that develops data centers to drive the expansion of sustainable energy assets.

The Corporation was incorporated in British Columbia, Canada on February 18, 2017 and operated under the name “Digihost Technology Inc.” until March 6, 2025. The Corporation’s subordinate voting shares were listed on the TSX Venture Exchange, and the Corporation’s subordinate voting shares were uplisted to Cboe Canada on February 27, 2026. The Corporation is listed on Cboe Canada and the NASDAQ trading under the trading symbols DGX and DGXX, respectively. The head office of the Corporation is located at 218 NW 24th Street, 2nd Floor, Miami, Florida 33127.

These unaudited condensed interim consolidated financial statements of the Corporation were approved and authorized for issue by the Board of Directors of the Corporation (the “Board”) on August 14, 2026.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Apart from the new revenues described below in “Revenue recognition – Revenue from Artificial Intelligence (Tier III Data Centers)” and the new Investment in associate policy described below, there have been no new or material changes to the significant accounting policies discussed in the audited financial statements and accompanying notes thereto for the year ended December 31, 2025, included in the Corporation’s Annual Report on Form 10-K, as originally filed with the SEC on March 31, 2026 and as amended on April 27, 2026 (the “2025 Annual Report”).

(a)	Statement of compliance

The accompanying unaudited condensed interim consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Corporation’s financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Corporation normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2025, included in the 2025 Annual Report.

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

These unaudited condensed interim consolidated financial statements include the accounts of Digi Power, its wholly owned subsidiaries, Digihost International, Inc., DGX Holdings, LLC, and World Generation X. During the three months ended June 30, 2026, the Corporation’s ownership percentage of US Data Centers, Inc. (“USDC”) decreased to 48% as a result of share issuances by USDC to third party investors. Although we continue to exercise significant influence, this change resulted in a loss of control, and USDC was deconsolidated in the quarter ended June 30, 2026. Subsequent to the deconsolidation, we account for our investment in USDC under the equity method of accounting.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

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

(c)	Revenue recognition

Revenue from GPU as a Service (Tier III AI Data Centers)

The Corporation provides computing hardware to its customers. The Corporation’s offerings are assessed to determine whether an embedded lease arrangement exists. The Corporation identifies certain contracts to be within the scope of ASC 842. For contracts that are in the scope of ASC 842, and in which the lease component is an operating lease, the Corporation applies the practical expedient in ASC 842 to combine the lease component and non-lease components and to account for the combined components as a single lease component.

Lease Income

Lease income from operating leases is recognized as follows: (i) fixed payments, including non-refundable upfront prepayments of rental fees, are recognized on a straight-line basis over the lease term; and (ii) variable lease payments that do not depend on an index or rate are recognized as income in the period in which the changes in facts and circumstances on which the payments are based occur. Amounts received in advance of the related usage period are recorded as deferred revenue and recognized over the lease term.

(d)	Investment in associate

Investments in associates are entities over which the Corporation has significant influence. Investments in associates are initially recognized at cost, including directly attributable transaction costs. Under the equity method, the carrying amount of the investment is adjusted to recognize the Corporation's share of the associate's profit or loss and other comprehensive income after the acquisition date. The Corporation's share of the associate's profit or loss is recognized in the statement of income. Dividends received from associates are recognized as a reduction in the carrying amount of the investment and are not recognized as income. Our equity method investment consists of an investment in common stock of USDC in which we have the ability to exercise significant influence but do not have control.

(e)	Segment reporting

The reporting segments are identified on the basis of information that is reviewed by the chief executive officer of the Corporation (the “CEO”) to make decisions about resources to be allocated and assess its performance. Accordingly, for management purposes, the Corporation has four reporting segments, namely: cryptocurrency mining, sales of energy, colocation services, and AI data centers.

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

(f)	Critical accounting judgements, estimates and assumptions

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
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

Significant assumptions about the future that management has made that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the following:

Significant judgements

(i)	Income from digital currency mining

The Corporation recognizes income from digital currency mining from the provision of transaction verification services within digital currency networks, commonly termed “cryptocurrency mining.” As consideration for these services, the Corporation receives digital currency from each specific network in which it participates (“coins”). Income from digital currency mining is measured based on the fair value of the coins received. The fair value is determined using the average price of the coin on the date of contract inception. The coins are recorded on the unaudited condensed interim consolidated balance sheets, as digital currencies, at their fair value less costs to sell and re- measured at each reporting date. Revaluation gains or losses, as well as gains or losses on the sale of coins for traditional (fiat) currencies are included in profit or loss in accordance with the Corporation’s treatment of its digital currencies as a traded commodity.

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

The Corporation reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. This assessment requires consideration of internal and external factors such as changes in the expected use of assets, operating performance, market conditions, and strategic plans. As at June 30, 2026, management concluded that no impairment indicators existed for the Corporation’s property, plant and equipment.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
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

(g)	Recently announced accounting pronouncements not yet adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the unaudited condensed interim Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Corporation for its annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. The Corporation is currently evaluating the impact of adopting the standard.

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

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

3.	Digital currencies

The Corporation’s holdings of digital currencies consist of the following:

	As at June 30, 2026	As at December 31, 2025
Bitcoin	$12,705,648	$11,812,321
Ethereum	1,597,613	3,001,859
	$14,303,261	$14,814,180

The continuity of digital currencies was as follows:

	Number of Ethereum	Amount	Number of Bitcoin	Amount	Total
Balance, December 31, 2024	-	$-	48	$4,525,416	$4,525,416
Digital currencies mined	7	27,128	34	3,496,250	3,523,378
Digital currencies received from colocation services	-	-	156	15,649,009	15,649,009
Acquisition of digital currencies	1,002	4,245,883	16	1,911,631	6,157,514
Digital currencies traded for cash	-	-	(111)	(10,972,014)	(10,972,014)
Digital currencies paid for services	-	-	(9)	(843,665)	(843,665)
Digital currencies remitted as per Miner Agreement	-	-	(1)	(145,199)	(145,199)
Gain on sale of digital currencies	-	-	-	1,029,017	1,029,017
Revaluation adjustment	-	(1,271,152)	-	(2,838,124)	(4,109,276)
Balance, June 30, 2025
Balance, December 31, 2025	1,009	3,001,859	133	11,812,321	14,814,180
Digital currencies mined and staked(1)	8	18,969	3	190,180	209,149
Digital currencies received from colocation services	-	-	82	6,000,163	6,000,163
Digital currencies paid for services	-	-	(1)	(115,630)	(115,630)
Gain on sale of digital currencies	-	-	-	2,418	2,418
Revaluation adjustment	-	(1,423,215)	-	(5,183,804)	(6,607,019)
Balance, June 30, 2026	1,017	$1,597,613	217	$12,705,648	$14,303,261

(1)	During the six months ended June 30, 2026, the Corporation staked 8 Ethereum.

The cost bases of the Corporation’s holdings of digital currencies consist of:

	As at June 30, 2026	As at December 31, 2025
Bitcoin	$20,387,947	$14,301,245
Ethereum	3,020,828	4,273,011
	$23,408,775	$18,574,256

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

4.	Amounts receivable and other assets

	As at June 30, 2026	As at December 31, 2025
Utility deposits	$1,881,541	$5,228,270
Equipment deposit	52,461,142	8,496,528
Prepaid expenses	457,976	56,585
Accounts receivable	323,147	1,136,972
Other receivable	1,145,855	382,715
	56,269,661	15,301,070
Long-term deposits and prepaid expenses	(54,342,683)	(13,724,798)
	$1,926,978	$1,576,272

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

5.	Property, plant and equipment

	Land and buildings(1)	Data miners	Equipment(1)(2)	Leasehold improvement	Power plant	Total
Cost
December 31, 2024	$7,094,339	$31,895,779	$24,592,207	$1,079,542	$5,234,577	$69,896,444
Additions	1,718,524	1,100,550	1,962,022	-	1,405,657	6,186,753
Disposal		(14,041,665)	-	-	-	(14,041,665)
December 31, 2025	8,812,863	18,954,664	26,554,229	1,079,542	6,640,234	62,041,532
Additions	3,732,407	-	51,286,980	-	671,302	55,690,689
June 30, 2026	$12,545,270	$18,954,664	$77,841,209	$1,079,542	$7,311,536	$117,732,221
Accumulated depreciation
December 31, 2024	$491,218	$31,496,438	$13,061,778	$506,900	$696,367	$46,252,701
Depreciation	403,233	399,341	5,469,650	105,318	447,054	6,824,596
Impairment		(14,041,665)				(14,041,665)
December 31, 2025	894,451	17,854,114	18,531,428	612,218	1,143,421	39,035,632
Depreciation	249,500	183,423	4,705,235	52,659	263,406	5,454,223
June 30, 2026	$1,143,951	$18,037,537	$23,236,663	$664,877	$1,406,827	$44,489,855
Net carrying value
As at December 31, 2025	$7,918,412	$1,100,550	$8,022,801	$467,324	$5,496,813	$23,005,900
As at June 30, 2026	$11,401,319	$917,127	$54,604,546	$414,665	$5,904,709	$73,242,366

(1)	As at June 30, 2026, the Corporation made capital investments related to the development of its Tier III AI data centers segment (see Note 18 to the Condensed Interim Consolidated Financial Statements) and are included within property, plant and equipment. Depreciation is not recognized on the AI data center assets that are not yet available for their intended use. The carrying amount of these assets is $6,904,884.

(2)	Equipment subject to operating leases are stated at cost less accumulated depreciation and are classified as property and equipment on the consolidated balance sheets. Equipment subject to operating leases includes $48,296,097 of computing hardware leased to customers. Depreciation is computed using the straight-line method over an estimated useful life of the greater of the lease term or 3 years.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

6.	Intangible asset

Intangible asset relates to the right-of-use of an electric power facility for a period of 156 months. As at June 30, 2026, there were 81 months remaining of the amortization period.

	As at June 30, 2026	As at December 31, 2025
Cost	$1,680,000	$1,680,000
Accumulated amortization	(818,276)	(753,661)
Intangible assets, net	$861,724	$926,339

During the six months ended June 30, 2026, the Corporation recognized amortization expense of $64,615 (as compared to $64,615 for the six months ended June 30, 2025), related to intangible assets.

7.	Leases (as lessor)

The Corporation leases computing hardware to customers under a bare-metal rental arrangement with a non-cancellable term of 24 months. The arrangement has been classified as an operating lease. The agreements do not contain any options to extend or terminate the lease. The consideration for the lease is entirely variable based on actual usage and are not dependent on an index or rate. Accordingly, there are no material future fixed minimum lease payments to be received.

The Corporation received a non-refundable upfront payment under its bare-metal GPU rental arrangement, which represents a prepayment of lease consideration. The upfront payment is recorded as deferred lease income and recognized as lease income on a straight-line basis over the 24-month non-cancellable lease term at $114,232 per month. As at June 30, 2026, deferred lease income was $2,513,111 (as compared to $0 at December 31, 2025), of which $1,370,788 is expected to be recognized within twelve months and is classified as current, and $1,142,323 is classified as noncurrent.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

8.	Investment

	As at June 30, 2026	As at December 31, 2025
Balance, beginning of period	$1,543,331	$900,844
Additional investment (ii)(iii)(iv)	1,350,000
Change in fair value of investment	-	642,487
Balance, end of period	$2,893,331	$1,543,331

(i)	In December 2021, the Corporation entered into an agreement for a Secured Convertible Promissory Note (the “Note”) with principal of $800,000. The Note accrued interest at a rate of 6% per annum, with 3% payable in cash every calendar quarter and 3% payable in notes. The Note was converted into Series C Preferred Stock (the “Shares”) of the issuer effective October 1, 2023, with 8,000 warrants issued to the Corporation. The Shares are secured by the assets of the issuer. As at June 30, 2026, the fair value of the Shares and warrants was estimated to be $1,543,331.

(ii)	On February 11, 2026, the Corporation invested $1,000,000 in Alpha Square Fund, LP, a Delaware limited partnership managed by Alpha Square Management, LLC, through the purchase of limited partnership interests in the fund.

(iii)	In May 2026, the Corporation invested $100,000 in Three Lions Pictura, LP, a Delaware limited partnership, through the purchase of limited partnership interests in the fund.

(iv)	On April 23, 2026, the Corporation entered into a Simple Agreement for Future Equity (the “SAFE”) with Subquadratic Inc., a Delaware corporation, pursuant to which the Corporation invested $250,000 in exchange for the right to receive shares of Subquadratic’s capital stock upon the occurrence of certain future events, including a qualified equity financing. The SAFE does not provide the Corporation with an ownership interest, voting rights or other shareholder rights until such time as it converts into equity securities. If a qualified financing does not occur before a liquidity event or dissolution event, the Corporation is entitled to receive the greater of (i) its original investment amount or (ii) the value determined in accordance with the terms of the SAFE, subject to the priority provisions contained in the agreement. As of June 30, 2026, the SAFE had not converted into equity securities.

9.	Investment in associate

The Corporation incorporated USDC, as a subsidiary on September 20, 2024. Subsequent to December 31, 2024, the Corporation dissolved this subsidiary and incorporated an entity of the same name. During the year ended December 31, 2025, $1,000,000 was distributed to the original shareholders upon on dissolution. During the three months ended March 31, 2026, the Corporation reduced its ownership interest in USDC by 49% following a $1,905,000 capital contribution from third-party investors. As a result, the Corporation retained a 51% economic ownership interest in USDC. During the three months ended June 30, 2026, USDC issued common shares to third-party investors for gross proceeds of $3,150,000, reducing the Corporation's economic ownership interest in USDC from 51% to approximately 48%. As a result, USDC was deconsolidated in the quarter ended June 30, 2026. The Corporation has accounted for this investment under the equity method. The Corporation determined that the loss of control due to dilution does not constitute a strategic shift and therefore the deconsolidation is not deemed to be a discontinued operation. The Corporation recognized a $nil gain on deconsolidation in the condensed interim consolidated financial statements of operations and comprehensive loss.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

10.	Warrant liabilities

The Corporation has warrants classified as financial liabilities as they are not considered to be indexed to the common shares of the Corporation, due to the exercise price of the warrants denominated in a currency other than the Corporation’s functional currency. In addition, during the six months ended June 30, 2026, the Corporation issued a warrant in respect of 269,231 SV Shares that do not meet the criteria for equity classification because they include provisions that could require the Corporation to redeem the warrants for cash upon expiration if specified market conditions are not met, resulting in a potential obligation to transfer cash that is outside the Corporation’s control. Therefore, the Corporation records these warrants as financial liabilities measured at fair value upon initial recognition. At each subsequent reporting date, the warrants are re-measured at fair value and the change in fair value is recognized through profit or loss. Upon warrant exercise, the fair value previously recognized in warrant liabilities is transferred from warrant liabilities to additional paid-in capital.

The following table summarizes the changes in the warrant liabilities for the Corporation’s warrants for the periods ended June 30, 2026 and December 31, 2025:

	Number of warrants	Amount
Balance, December 31, 2024	3,636,363	$3,040,494
Warrants issued	1,492,190	3,215,255
Warrants exercised	(3,653,410)	(7,324,588)
Revaluation of warrant liabilities	-	3,110,015
Foreign currency translation	-	256,754
Balance, December 31, 2025	1,475,143	2,297,930
Warrants issued	269,231	599,039
Warrants exercised	(663,899)	(2,750,086)
Revaluation of warrant liabilities	-	4,250,772)
Foreign currency translation	-	(147,314)
Balance, June 30, 2026	1,080,475	$4,250,341

The fair value of the Corporation’s warrants issued during the six months ended June 30, 2026 were determined using the Monte Carlo simulation model with the following assumptions: expected life of 5 years; risk-free rate of 3.65%; expected volatility of 120.57%; and dividend yield of 0%. On April 22, 2026, the warrants were exercised and remeasured with the following assumptions: expected life of 4.83 years; risk-free rate of 3.77%; expected volatility of 112.73%; and dividend yield of 0%. The Corporation determined the fair value of the warrant liability based on based on Geometric Brownian Motion, which reflected our estimates regarding the probability and timing of events that could result in payments to the warrant holder or the exercise of the warrants.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

The fair value of the Corporation’s warrants determined using the Black-Scholes pricing model was determined with the following weighted average assumptions:

	As at June 30, 2026	As at December 31, 2025
Spot price (in CAD$)	$7.66	$3.50
Risk-free interest rate	2.79%	2.64%
Expected annual volatility	129%	121%
Expected life (years)	1.85	2.48
Dividend	nil	nil

The following table reflects the Corporation’s warrants classified as liabilities outstanding and exercisable as at June 30, 2026.

Expiry date	SV Shares underlying Warrants outstanding and exercisable	Exercise price
August 15, 2027	431,818	US$	2.00
February 7, 2028	456,349	US$	3.66
July 21, 2030	192,308	US$	3.59
	1,080,475

11.	Share capital

a)	Authorized share capital

Unlimited subordinate voting shares without par value and conferring 1 vote per share.

Unlimited proportionate voting shares without par value, conferring 200 votes per share, convertible at the holder’s option into subordinate voting shares on a basis of 200 subordinate voting shares for 1 proportionate voting shares.

b)	Subordinate voting shares and proportionate voting shares issued

(i)	On February 7, 2025, the Corporation completed a private placement consisting of 2,503,601 units of the Corporation at a purchase price of $2.64 per unit for gross proceeds of $6,609,500. Each unit is comprised of one subordinate voting share of the Corporation and one half warrant, with each warrant entitling the holder to purchase one additional share. The warrants have an exercise price of $3.66 per share and exercise period of three years from the issuance date.

(ii)	On May 30, 2025, the Corporation entered into an at-the-market sales agreement with A.G.P./Alliance Global Partners (the “Agent”), which may issue and sell from time to time such number of subordinate voting shares of the Corporation having an aggregate offering price of up to US$100 million. By a prospectus supplement that the Corporation filed in November 2025, the at-the-market offering program was upsized to allow the Corporation to sell through Agent subordinate voting shares having an aggregate offering price of up to US$200 million. There is a cash commission of up to 3% on the aggregate gross proceeds raised. During the six months ended June 30, 2025, the Corporation issued 806,291 subordinate voting shares at an average share price of $2.13 for a total aggregate of $1,715,604 pursuant to the at-the-market equity program.

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

(iii)	On May 8, 2026, the Corporation filed with the SEC a prospectus supplement to the base prospectus and the accompanying preliminary prospectus supplement included in the Corporation’s registration statement on Form S-3 (File No. 333-294953), filed with the SEC on April 9, 2026, covering the offer and sale from time to time of up to an aggregate of $175,000,000 of subordinate voting shares of the Corporation’s common stock, no par value per share, which includes the $75,000,000 of subordinate voting shares covered by the prior prospectus supplement.

During the six months ended June 30, 2026, pursuant to this at-the-market equity program, the Corporation issued 27,950,000 subordinate voting shares for a total aggregate of 163,209,169. There is a cash commission of up to 3% on the aggregate gross proceeds raised.

12.	Warrants Classified as Equity

	Number of Warrants	Weighted Average Exercise Price (CAD$)
Balance, December 31, 2024	5,696,427	6.67
Expired	(2,424,299)	7.23
Balance, June 30, 2025	3,272,128	6.25
Balance, December 31, 2025 and June 30, 2026	-	-

As of June 30, 2026, no equity-classified warrants are outstanding.

13.	Stock options and restricted share units

The following table presents share-based compensation expense by instrument type:

Six Months Ended June 30,	2026	2025
Stock options	$5,032,066	$1,898,707
Restricted share units	2,072,716	820,263
	$7,104,782	$2,718,970

(a)	Stock options

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

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

The following table reflects the continuity of stock options for the periods presented below:

	Number of Stock Options	Weighted Average Exercise Price (CAD$)
Balance, December 31, 2024	482,954	4.60
Granted	1,507,500	2.03
Exercised	(100,000)	1.80
Expired / cancelled	(158,333)	2.88
Balance, June 30, 2025	1,732,121	2.69
Balance, December 31, 2025	2,943,793	3.74
Granted	925,000	8.55
Exercised	(196,666)	3.30
Expired / cancelled	(187,127)	6.31
Balance, June 30, 2026	3,485,000	4.90

The fair value of options granted for the six months ended June 30, 2026 and 2025 was $4,953,169 and $1,931,939, respectively.

The fair value of the Corporation’s options has been determined using the Black-Scholes pricing model and the following weighted average assumptions:

Granted in 2026
Spot price (in CAD$)	$8.32
Risk-free interest rate	3.25%
Expected annual volatility	138%
Expected life (years)	5.00
Dividend	--
Fair value of option	$7.35

The aggregate intrinsic value of stock options outstanding and exercisable as at June 30, 2026 is $14,739,905. As of June 30, 2026, there was $10,849 of total unrecognized compensation cost related to nonvested options granted to be recognized over the next 0.4 years.

The following table reflects the stock options issued and outstanding as of June 30, 2026:

Expiry Date	Exercise Price (CAD$)		Weighted Average Remaining Contractual Life (years)	Number of Options Outstanding	Number of Options Vested (exercisable)	Number of Options Unvested
March 5, 2030	US$	1.25	3.68	150,000	150,000	-
June 6, 2030		2.09	3.94	1,035,000	1,035,000	-
August 18, 2030		3.23	4.14	25,000	12,500	12,500
August 27, 2030	US$	2.25	4.16	50,000	25,000	25,000
November 19, 2030		4.90	4.39	1,400,000	1,400,000	-
January 30, 2031	US$	6.00	4.59	100,000	100,000	-
March 23, 2031	US$	2.39	4.73	50,000	50,000	-
April 20, 2031	US$	3.69	4.81	25,000	25,000	-
May 15, 2031	US$	7.22	4.88	650,000	650,000	-
		4.90	4.33	3,485,000	3,447,500	37,500

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

(b)	Restricted share units

The Corporation has an RSU plan whereby there is a fixed cap of shares that can be granted under the plan. The exercise price shall be no less than the discount market price as determined in accordance with relevant exchange policies.

The following table reflects the continuity of RSUs for the periods presented below:

Number of RSUs
Balance, December 31, 2024	2,828,336
Granted (i)	45,000
Converted	(850,269)
Cancelled	(6,500)
Balance, June 30, 2025	2,016,567
Balance, December 31, 2025	2,283,943
Granted (ii)	2,780,000
Converted	(388,631)
Balance, June 30, 2026	4,675,312

(i)	During the six months ended June 30, 2025, the Corporation granted 45,000 RSUs to consultants. These RSUs vest one-third on each of the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs was $67,297, which was measured based on the quoted price of the Corporation’s shares on the date of grant.

(ii)	During the six months ended June 30, 2026, the Corporation granted an aggregate of 2,780,000 RSUs to one officer of the Corporation and one consultant of the Corporation. These RSUs vest one-third on each of the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs was $15,867,348, which was measured based on the quoted price of the Corporation’s shares on the date of grant.

The aggregate intrinsic value of RSUs outstanding as at June 30, 2026 is $25,480,450. As of June 30, 2026, there was $18,620,019 of total unrecognized compensation cost related to nonvested RSUs granted to be recognized over the next 2.65 years. The fair value of RSUs is generally measured as the grant date price of the Corporation’s share.

For the three- and six-months ended June 30, 2026, the Corporation recorded share based compensation of $1,373,849 and $2,072,716, respectively, related to vesting of RSUs (as compared to $409,343 and $820,263 for the three- and six-months ended June 30, 2025, respectively).

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

14.	Loss per share

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to common shareholders
- basic and diluted	$(14,360,509)	$(9,704,563)	$(19,012,854)	$(11,337,824)
Denominator
Weighted average shares used in computing net loss per share attributable to common shareholders
- basic and diluted	85,480,992	36,623,575	77,602,430	35,799,779
Net loss per share attributable to common shareholders
- basic and diluted	$(0.17)	$(0.26)	$(0.25)	$(0.32)

In periods with a reported net loss, the effect of stock options, warrants, unvested restricted stock units, are excluded and diluted loss per share is equal to basic loss per share. The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share:

Six Months Ended June 30,	2026	2025
Liability-classified warrants outstanding	1,080,475	2,688,168
Equity-classified warrants outstanding		3,272,128
Stock options outstanding	3,485,000	1,732,121
Unvested restricted share units	4,675,312	2,016,567
	9,240,787	9,708,984

15.	General and administrative expenses

General and administrative expenses are comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Office and administrative expenses	$2,452,160	$1,192,048	$4,295,331	$2,467,217
Professional fees	1,163,862	730,308	2,173,848	1,235,737
Regulatory fees	126,082	77,938	253,912	182,879
Share based compensation	5,751,807	1,890,207	7,104,782	2,718,970
	$9,493,911	$3,890,501	$13,827,873	$6,604,803

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

16.	Related party transactions

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

Remuneration of key management personnel of the Corporation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Professional fees (1)	$133,967	$64,520	$233,866	$99,233
Salaries (1)	900,000	364,508	1,893,130	1,054,053
Directors fees	77,050	-	327,050	-
Share based compensation (2)	4,682,163	569,138	5,757,119	1,644,094
	$5,793,180	$998,166	$8,211,165	$2,797,380

(1)	Represents the professional fees and salaries paid to officers and directors in cash and BTC. During the six months ended June 30, 2026, the Corporation paid 1 BTC (as compared to 6 BTC for the six months ended June 30, 2025) as compensation for the services provided by officers and directors with a fair value of $115,630 (as compared to $587,615 for the six months ended June 30, 2025).

(2)	Represents the share-based compensation for officers and directors.

17.	Cash flow supplemental information

Six Months Ended June 30,	2026	2025
Digital currencies items
Digital currencies mined and staked	$(209,149)	$(2,160,616)
Bitcoin received from colocation services	(6,000,163)	(8,249,845)
Services paid in digital currencies	115,630	587,615
Gain on sale of digital currencies	(2,418)	(653,628)
Gain on revaluation of digital currencies	6,607,019	(285,972)
	$510,919	$(10,762,446)
Working capital items
Amounts receivable and prepaid expenses	$(350,706)	$(2,821,908)
Accounts payable and accrued liabilities	339,173	(3,885,155)
Income tax receivable	(240,000)	-
Deposit payable	(511,000)	-
Unearned revenue	2,513,111	-
	$1,750,578	$(6,707,063)
Other supplemental information
Interest paid	$-	$-
Taxes paid	$-	$-

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

18.	Segmented reporting

The Corporation has four operating segments: cryptocurrency mining, sales of energy and electricity, colocation services, and Tier III AI data centers located in the United States.

During the year ended December 31, 2025, the Corporation added a new operating segment related to Tier III AI data center operations. The AI data center segment is in the development phase and has not yet commenced commercial operations as of June 30, 2026. As a result, this segment did not generate revenue during the three- and six-months ended June 30, 2026.

The Corporation’s CODM evaluates segment performance and allocates resources based on segment revenue, net loss, and total assets. Accordingly, the Tier III AI data center segment has been included as a reportable segment.

Three Months Ended June 30, 2026	Cryptocurrency mining	Sales of energy and electricity	Colocation services	Tier III AI project	Total
Revenue	$161,422	$1,958,285	$3,426,308	$1,082,592	$6,628,607
Cost of revenue	(164,387)	(2,315,384)	(4,693,019)	(911,147)	(8,083,937)
Depreciation and amortization	(1,249,076)	(136,542)	-	(2,683,116)	(4,068,734)
Net loss	(4,181,491)	(3,299,898)	(3,916,298)	(2,962,822)	(14,360,509)
EBITDA	(3,778,400)	(3,163,356)	(3,916,298)	(279,706)	(11,137,760)

Six Months Ended June 30, 2026	Cryptocurrency mining	Sales of energy and electricity	Colocation services	Tier III AI project	Total
Revenue	$209,149	$6,850,863	$6,453,216	$1,082,592	$14,595,820
Cost of revenue	(176,027)	(8,884,256)	(5,431,252)	(911,147)	(15,402,682)
Depreciation and amortization	(2,572,316)	(263,406)	-	(2,683,116)	(5,518,838)
Net loss	(9,230,955)	(5,151,776)	(1,667,301)	(2,962,822)	(19,012,854)
EBITDA	(8,005,403)	(4,888,370)	(1,667,301)	(279,706)	(14,840,780)

		Sales of
	Cryptocurrency	energy and	Colocation	Tier III
Three Months Ended June 30, 2025	mining	electricity	services	AI project	Total
Revenue	$1,394,740	$2,229,582	$4,487,129	$-	$8,111,451
Cost of revenue	(388,481)	(4,638,292)	(1,603,068)	-	(6,629,841)
Depreciation and amortization	(1,100,981)	(174,071)	(2,500,601)	-	(1,573,691)
Net loss	(7,505,242)	(2,582,781)	383,460	-	(9,704,563)
EBITDA	(8,606,223)	(2,408,710)	2,884,061	-	(8,130,872)

		Sales of
	Cryptocurrency	energy and	Colocation	Tier III
Six Months Ended June 30, 2025	mining	electricity	services	AI project	Total
Revenue	$2,160,616	$5,657,498	$9,569,924	$-	$17,388,038
Cost of revenue	(1,110,586)	(8,345,440)	(5,796,125)	-	(15,252,151)
Depreciation and amortization	(963,905)	(281,976)	(2,500,601)	-	(3,746,482)
Net loss	(9,641,104)	(2,969,918)	1,273,198	-	(11,337,824)
EBITDA	(8,677,199)	(2,687,942)	3,773,799	-	(7,591,342)

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

		Sales of
	Cryptocurrency	energy and	Colocation	Tier III
As at June 30, 2026	mining	electricity	services	AI project	Total
Total assets	101,701,153	11,228,751	107,659,895	58,986,521	279,576,320

		Sales of
	Cryptocurrency	energy and	Colocation	Tier III
As at December 31, 2025	mining	electricity	services	AI project	Total
Total assets	50,707,889	10,387,735	61,994,641	11,023,314	134,113,579

19.	Financial instruments and risk management

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

The following table summarizes the expected maturity of the Corporation’s significant financial liabilities and other liabilities based on the remaining period from the balance sheet date to the contractual maturity date:

	Payments by period
As at June 30, 2026	Less than 1 year	1-3 years	4 - 5 years	More than 5 years	Total	Carrying Value
Accounts payable and accrued liabilities	$6,091,057	$-	$-	$-	$6,091,057	$6,091,057
Deposit payable	-	1,692,526	-	-	1,692,526	1,692,526
	$6,091,057	$1,692,526	$-	$-	$7,783,583	$7,783,583

	Payments by period
As at December 31, 2025	Less than 1 year	1- 3 years	4 - 5 years	More than 5 years	Total	Carrying Value
Accounts payable and accrued liabilities	$6,350,923	$-	$-	$-	$6,350,923	$6,350,923
Deposit payable	-	2,203,526	-	-	2,203,526	2,203,526
	$6,350,923	$2,203,526	$-	$-	$8,554,449	$8,554,449

Digi Power X Inc.
Notes to Condensed Interim Consolidated Financial Statements
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

Foreign currency risk

Currency risk relates to the risk that the fair values or future cash flows of the Corporation’s financial instruments will fluctuate because of changes in foreign exchange rates. Exchange rate fluctuations affect the costs that the Corporation incurs in its operations.

As the Corporation operates in an international environment, some of the Corporation’s financial instruments and transactions are denominated in currencies other than an entity’s functional currency. The fluctuation of the Canadian dollar in relation to the US dollar will consequently impact the profitability of the Corporation and may also affect the value of the Corporation’s assets and liabilities and the amount of shareholders’ equity. As at June 30, 2026 and December 31, 2025, the foreign currency risk was considered minimal.

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

At June 30, 2026, had the market price of the Corporation’s holdings of Bitcoin increased or decreased by 10% with all other variables held constant, the corresponding asset value increase or decrease respectively would amount to $1,270,565 (as compared to $1,181,232 as of December 31, 2025).

At June 30, 2026, had the market price of the Corporation’s holdings of Ethereum increased or decreased by 10% with all other variables held constant, the corresponding asset value increase or decrease respectively would amount to $159,761 (as compared to $300,186 as of December 31, 2025).

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
Three and Six Months Ended June 30, 2026
(Expressed in United States Dollars) (Unaudited)

The following tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis and the Corporation’s estimated level within the fair value hierarchy for each of those assets and liabilities as of June 30, 2026 and December 31, 2025, respectively:

	As at June 30, 2026			As at December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash	$128,121,977	$-	$-	$78,478,759	$-	$-
Digital currencies	$14,303,261	$-	$-	$14,814,180	$-	$-
Investments	$-	$-	$2,893,331	$-	$-	$1,543,331

Liabilities
Warrant liability	$-	$4,250,341	$-	$-	$2,297,930	$-
Obligation to issue warrants	$-	$-	$-	$-	$599,603	$-

There were no transfers among Levels 1, 2 or 3 during the years ended June 30, 2026 and December 31, 2025.

20.	Commitment

During the year ended December 31, 2025, the Corporation entered into a contract with a supplier for the purchase of various high-performance computers in connection with the Tier III AI project. Under the terms of the agreement, payments are due upon shipment of the equipment. The Corporation has made payments of $14,584,582 under this agreement. As of June 30, 2026, no liability has been recorded related to this commitment, as the goods had not yet been received and the payment was not yet due. The Corporation has a commitment to pay the remaining amount of $1,145,000.

On May 4, 2026, the Corporation entered into a ten-year data center colocation and master services agreement with Cerebras Systems Inc. Under the terms of the agreement, the Corporation is obligated, at its sole cost and expense, to construct, commission, and operate a purpose-built Tier III facility in Columbiana, Alabama delivering up to 40 MW of IT load, comprising Phase 1 (15 MW) and a conditional Phase 2 (25 MW). In exchange, the Corporation will receive a fixed, take-or-pay colocation fee of $195.00 per kW per month (approximately $2,925,000 and $4,875,000 per month for Phase 1 and Phase 2, respectively), escalating 3.0% annually over the term. As at June 30, 2026, the facility remained under construction and not ready for use.

21.	Subsequent events

Subsequent to June 30, 2026, the Corporation issued 2,850,000 subordinate voting shares for a total aggregate of $11,256,693 pursuant to the at-the-market equity offering program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our audited financial statements and the related notes included elsewhere in this Quarterly Report and with our interim financial statements incorporated by reference. This MD&A is intended to provide investors with an understanding of our results of operations, financial condition, liquidity and capital resources, and critical accounting estimates through the eyes of management. It includes “forward-looking statements” within the means of the U.S. Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of U.S. and Canadian securities laws (collectively referred to herein as “forward-looking statements”). Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, including those discussed under the headers “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Quarterly Report. The numbers below are presented in thousands except for percentages, share and per share amounts.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the results of the Corporation and its subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”). The Corporation’s consolidated financial statements filed with this Quarterly Report and this discussion and analysis are reported in thousands of US dollars and US dollars, respectively, except where otherwise noted. The Corporation’s management team is responsible for the preparation and integrity of the financial statements, including the maintenance of appropriate information systems, procedures and internal controls. Management is also responsible for ensuring that information disclosed externally, including the financial statements and this related discussion and analysis, is complete and reliable.

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

The Corporation also receives revenue from its Bitcoin mining operations, which is described in greater detail in “Mining and Staking Operations” below.

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

The Corporation uses a mining pool that pays Bitcoin rewards utilizing a “Full-Pay-Per-Share” payout of Bitcoin based on a contractual formula, which calculates payout primarily based on the hash rate provided by us to the mining pool as a percentage of total network hash rate, along with other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator. The Corporation transitioned completely to this type of mining pool in 2022 and utilized it for the periods ended June 30, 2025 and 2026, respectively.

Mining and Staking Operations

Bitcoin

As of June 30, 2026, the Corporation held a total of approximately 217 Bitcoins with an inventory value of $12,705,648 based on the Bitcoin price as of that date per the Gemini Exchange. For the three-month period ended June 30, 2026, Digi Power mined a total of approximately 3 Bitcoins as compared to a total of approximately 14 Bitcoins for the three-month period ended June 30, 2025, representing a decrease of 79%. For the six-month period ended June 30, 2026, Digi Power mined a total of approximately 3 Bitcoins as compared to a total of approximately 23 Bitcoins for the six-month period ended June 30, 2025, representing a decrease of 87%.

The number of Bitcoins mined decreased compared to the same period in 2025 due to the continued expansion of the Corporation’s hosting and colocation operations agreements, entered into to diversify its operations, and the Corporation’s transition from Bitcoin mining to a focus on AI infrastructure, with such transition beginning in 2025.

Ethereum

As of June 30, 2026, the Corporation held a total of 1,017 Ethereum with an inventory value of $1,597,613 based on the Ethereum price as of that date per the Gemini exchange, as compared to a value of $0 as of June 30, 2025, as the Corporation diversified its cryptocurrency holdings with the acquisition of Ethereum during the second half of fiscal year 2025.

Updates and Expansion

The Corporation commenced assembly of its first ARMS 200 Tier III AI data center pod during the fourth quarter of 2025, with full activation completed in the second quarter of 2026. This milestone represents Digi Power X’s first modular AI infrastructure deployment under its ARMS (AI-Ready Modular Solution) platform.

The Corporation has received approval for a load study providing an additional 60 MW of available power capacity in one its New York locations, further strengthening Digi Power X’s energy infrastructure to support future AI expansion across its U.S. sites.

In partnership with Super Micro Computers, Inc. (“SMCI”), the Corporation deployed its first, fully operational NVIDIA B200 GPU cluster in the second quarter of 2026, signaling a major milestone in its AI infrastructure roadmap.

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

As part of its ongoing transition from cryptocurrency mining to AI-driven infrastructure, Digi Power X has established a phased deployment plan across its existing power assets. This strategic roadmap reflects the Corporation’s disciplined approach to scaling Tier III AI data center capacity while optimizing energy efficiency and returns. The following is an anticipated roadmap of the Corporation’s power asset allocation towards AI-driven projects:

●	Q1 2026: 5 MW

●	Q2 2026: 15 MW

●	Q3 2026: 30 MW

●	Q4 2026: Total of 55 MW, with 40 MW critical load capacity

The Corporation currently has the following power available through its dedicated infrastructure:

●	Alabama site: 60 MW

●	New York sites: 141.7 MW

●	Total available power today: 201.7 MW

●	North Carolina (anticipated availability by 2028): 200 MW

In March 2026, the Corporation introduced the formation of US Data Centers Inc. (“USDC”). USDC will commercialize the ARMS modular data center system, a turnkey modular AI data center system that can convert a powered site into an operational AI data center in a fraction of the time required by conventional construction. USDC will manufacture and sell the ARMS system, while its customers will own and operate their own sites. As of June 30, 2026, Digi Power X currently holds an approximately 48% equity stake in USDC.

On April 18, 2026, the Corporation entered into a bare metal GPU rental agreement with SubQ AI, a next generation AI Corporation. The 24-month contract carries an expected total contract value of approximately $19.6 million and became effective May 15, 2026. Under the term of the Agreement, Digi Power X delivers exclusive, dedicated access to a fleet of the latest generation of NVIDIA Blackwell GPUs. These systems are operated on a bare metal basis through NeoCloudz, Digi Power X’s GPU-as-a-Service platform, at the Corporation’s AI data center. The deployment follows NVIDIA reference architecture, and the facility is engineered to Rated 3 standards, with redundant utility feeds, N+1 UPS, and a CDU and chiller based two loop cooling architecture. The Corporation began recognizing revenues from this agreement during the second quarter of 2026.

On May 4, the Corporation entered into a Data Center Colocation and Master Services Agreement (the “Cerebras Agreement”) with Cerebras Systems Inc. (“Cerebras”) to deploy at total of approximately 40 megawatts (“MW”) for AI computing at the Corporation’s AI data center campus in Columbiana, Alabama (the “Facility”). Pursuant to the Cerebras Agreement, Cerebras holds an exclusive license to access the data center for the duration of the Cerebras Agreement. The Cerebras Agreement has an initial term of ten (10) years (the “Initial Term”) from the later of the two phase commencement dates (as described below). Additionally, the Cerebras Agreement grants Cerebras the right to extend the Initial Term for one or more additional periods of one (1), three (3), five (5), or seven (7) years (each, an “Extension”). Pursuant to the Cerebras Agreement, the total contract value to the Corporation is approximately $1.1 billion in the initial term of the contract, with a total potential contract value to the Corporation of approximately $2.5 billion, assuming one seven (7)-year Extension, in each case subject to the Corporation meeting its obligations under the agreement. The Cerebras Agreement provides for certain one-time payments by Cerebras in connection with Phase 1 and Phase 2 construction, as well as a monthly colocation fee to paid by Cerebras for Phase 1 and Phase 2 (a portion of which is to be prepaid), based upon the number of kilowatts delivered. The Cerebras Agreement requires the Corporation to construct, equip, and commission two phases of the colocation space at the Facility, with Phase 1 (15 MW) ready-for-service date targeted at December 15, 2026 and with full deployment in Phase 2 (40 MW) targeted by the end of the first fiscal quarter of 2027. The additional 25 MW of load capacity in Phase 2 is conditioned on the Corporation securing adequate financing for Phase 2 operations. The Cerebras Agreement also contains various other customary terms and conditions, including representations and warranties, service and service credit, penalty, termination, indemnification, confidentiality, and limitation of liability provisions. For more information, see the Corporation’s Current Report on Form 8-K, filed with the SEC on May 8, 2026.

On June 3, 2026, the Corporation announced a commitment of approximately $35 million to purchase NVIDIA’s next-generation Vera Rubin platform to expand its NeoCloudz GPU-as-a-Service business, with initial deployment targeted for the first quarter of 2027, subject to NVIDIA’s production and delivery schedule. The Corporation intends to fund the purchase from cash on hand and to offer the resulting capacity through NeoCloudz. Consistent with its objective of funding expansion through non-dilutive debt where possible, the Corporation is also arranging project-level financing to support its data center buildout, with further details expected upon execution of definitive documentation.

The dedicated on-site substation serving Phase 1 of the Columbiana Facility has been completed, grid interconnection has been finalized, and a power delivery agreement with the local utility is in place. The Corporation’s NeoCloudz GPU-as-a-Service platform has processed AI workloads on its deployed fleet of NVIDIA B200 and B300 GPUs continuously since May 15, 2026 and recognized its first AI-related revenues in May 2026. US Data Centers Inc.’s ARMS 200 modular unit has operated at Tier 3 standards at the Alabama facility since May 15, 2026 and has generated AI-related revenues, and the Corporation holds an approximately 48% interest in US Data Centers Inc. To support the growth of the NeoCloudz platform, the Corporation is building out an engineering and operations team, led by its Chief Technology Officer, Jagan Jeyapaul, at a new Silicon Valley office.

Custodial services for digital currencies

The Corporation has a digital custody account with Gemini Trust Corporation, LLC (“Gemini”). Gemini is a digital currency exchange and custodian that allows customers to buy, sell, and store its digital assets. Gemini holds 100% of the Corporation’s cryptocurrency assets in hot storage. Gemini is not a related party of the Corporation.

The Corporation has chosen to hold its full inventory of the Corporation’s cryptocurrency assets with Gemini due to its track record in the industry. Gemini is a New York trust company regulated by the New York State Department of Financial Services and is the foreign equivalent of a Canadian financial institution (as that term is defined in National Instrument 45-106 – Prospectus Exemption). Gemini is a qualified custodian under New York Banking Law and is licensed by the State of New York to custody digital assets. Gemini has not appointed a sub-custodian to hold any of the Corporation’s cryptocurrencies. Gemini has US$125M split between US$25M of commercial crime insurance for digital assets held in online hot wallet and US$100M for offline, cold storage insurance coverage. Although the Corporation has historically utilized both cold and hot storage for its digital crypto assets with Gemini, the Corporation currently holds all its cryptocurrencies custodied with Gemini in hot storage.

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

On occasion, to mitigate third-party risk, the Corporation will hold a portion of its digital currencies in cold storage solutions that are not connected to the internet. The Corporation’s digital assets that are held in cold storage are stored in safety deposit boxes at a bank branch. The wallets in which the Corporation stores its cryptocurrency assets are not multi-signature wallets; however, the Corporation secures the 24-word seed phrase, which facilitates recovery of the wallets should the wallets become lost, stolen or damaged, by partitioning the seed phrase in multiple parts and securing each part in a separate location. Each part of the seed phrase is stored in either a safe or safety deposit box. The Corporation replicates this security protocol by taking the same 24-word seed phrase, partitioning this into several parts and storing each part in a secure location in a separate safe or safety deposit box than was used for the first copy of the seed-phrase. This duplication ensures that the digital currencies held via cold storage solutions will be recoverable by the Corporation should the Corporation’s cold-wallets become lost, stolen or damaged. During the period ended June 30, 2026, and as of the date of this MD&A, all of the Corporation’s cryptocurrency assets were and are currently held in its Gemini wallets.

Selected Financial Information

	Period ended June 30, 2026 ($)	Year ended December 31, 2025 ($)
Revenue	14,595,820	34,188,226
Net (loss)	(19,012,854)	(28,356,223)
Net income (loss) per share – basic and diluted	(0.25)	(0.64)

	Period ended June 30, 2026 ($)	Year ended December 31, 2025 ($)
Total assets	279,576,320	134,113,579
Total long-term liabilities	1,692,526	2,203,526

Selected Quarterly Information

A summary of selected information for each of the eight most recent quarters prepared in accordance with U.S. GAAP is as follows:

		Net Income or (Loss)
Three Months Ended	Revenues ($)	Total ($)	Per Share – Basic ($)	Per Share – Diluted ($)
2026-June 30	6,628,607	(14,360,509)	(0.17)	(0.17)
2026-March 31	7,967,213	(4,742,345)	(0.08)	(0.08)
2025-December 31	8,654,879	(16,584,733)	(0.31)	(0.31)
2025-September 30	8,145,309	302,791	0.01	0.01
2025-June 30	8,111,451	(10,385,750)	(0.29)	(0.29)
2025-March 31	9,276,587	(1,633,261)	(0.05)	(0.05)
2024-December 31	5,637,540	(6,057,655)	(0.28)	(0.28)
2024-September 30	9,175,740	(6,412,344)	(0.13)	(0.13)

The Corporation is generally not subject to seasonality. Factors that may impact revenues and profitability include Bitcoin price, network difficulty, the price of power, foreign currency fluctuations and the Corporation’s hashrate.

Results of Operations

For the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

For the three months ended June 30, 2026, the Company’s net loss was $14,360,509 compared to a net loss of $9,704,563 for the three months ended June 30, 2025. Highlights of the quarter include:

Revenue

The Corporation recognized revenue from colocation services of $3,426,308 for the quarter ended June 30, 2026 (as compared to $4,487,129 as of June 30, 2025). The decline in colocation revenue in Q2 2026 versus Q2 2025 is attributed to the Corporation’s transition to building out AI-driven infrastructure during the quarter in one of its previous hosting locations.

Exemplifying this transition, during the quarter ended June 30, 2026, the Corporation recognized its first revenues related to its GPU rental agreement with SubQAI for a total of $1,082,592 (as compared to $0 as of June 30, 2025).

The Corporation also recognized revenue from the sale of energy of $1,958,285 for the three month period ended June 30, 2026, compared to $2,229,582 for the three-month period ended June 30, 2025. Sale of energy revenue is recognized each month through the operations of the plant through its available capacity that can be sold, and actual generation of power sold. The slight decrease in revenue on a year-over-year basis was due to a decrease in the plant’s sale of its power to the grid during the quarter instead of using the plant power to run its mining operations.

Revenue from Bitcoin mining was $161,422 for the three months ended June 30, 2026, compared to $1,394,740 for the period ended June 30, 2025.

For the three-month period ended June 30, 2026, the Corporation self-mined a total of approximately 3 Bitcoins at an average Bitcoin price of US$71,648 (from Gemini) compared to the three-month period ended June 30, 2025, in which the Company mined approximately 14 Bitcoins at an average price of Bitcoin of US$98,697.

The primary reason for the minimal amount in the Corporation’s mining revenues in both years was the continued diversification of the Company’s revenue streams by entering into the AI and colocation agreements mentioned above in this MD&A. By entering into these contracts, the Corporation was able to utilize its existing infrastructure and power supply and receive consistent payment for consumption.

Cost of Revenue

The Corporation’s cost of revenues including depreciation and amortization was $12,152,671 for the three-month period ended June 30, 2026, compared to $8,203,532 for the three-month period ended June 30, 2025.

Cost of revenue increased by $1,454,096 year over year as the Corporation’s plant related expenses associated with carbon compliance increased due to price of credits along with ancillary expenses for its mining operations.

Depreciation and amortization expense increased by $2,495,043 year over year as the Corporation placed into service approximately $50 million of assets related to its Tier III AI Data Center.

Operating Expenses

The Corporation’s operating expenses were $4,646,826 for the three-month period ended June 30, 2026, compared to $6,631,301 in the same period of 2025.

The primary drivers in the current period versus the three months ended June 30, 2025, were due to:

●	Increase in general and administrative spend of $1,741,810 associated with expenses incurred related to a performance bonuses paid to the Corporation’s officers, and an increase in marketing, legal and consulting fees.

●	Loss on revaluation of digital currencies in the current period of $2,842,916 (as compared to gain of $732,947 for the three months ended June 30, 2025).

●	Share based compensation expense of $5,751,807 (as compared to $1,890,207 for the three months ended June 30, 2025) related to vested stock options and RSU awards.

●	Foreign exchange gain of $7,690,001 (as compared to loss of $3,507,707 for the three months ended June 30, 2025) related to currency exchange fluctuations on the intercompany balances.

Other income (expenses)

Other income/expense items of note in the current year include the revaluation of the warrant liabilities which resulted in a loss of $5,035,605 (as compared to loss of $2,960,791 for the three months ended June 30, 2025) and net financial interest income of $845,986 (as compared to expense of $20,390 for the three months ended June 30, 2025).

For the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

For the six months ended June 30, 2026, the Corporation’s net loss was $19,012,854 compared to net income of $11,337,824 for the six months ended June 30, 2025. Highlights of the six months ended June 30, 2026 include:

Revenue

The Corporation recognized revenue from colocation services of $6,453,216 for the six months ended June 30, 2026 (as compared to $9,569,924 as of June 30, 2025). The decline in colocation revenue in the six months ended June 30, 2026 versus the six months ended June 30, 2025 is attributed to the Corporation’s transition to building out AI-driven infrastructure during the quarter in one of its previous hosting locations.

Exemplifying this transition, during the quarter ended June 30, 2026, the Corporation recognized its first revenues related to its GPU rental agreement with SubQAI for a total of $1,082,592 (as compared to $0 for the six months ended June 30, 2025).

The Corporation also recognized revenue from the sale of energy of $6,850,863 for the six-month period ended June 30, 2026, compared to $5,657,498 for the six-month period ended June 30, 2025. Sale of energy revenue is recognized each month through the operations of the plant through its available capacity that can be sold and actual generation of power sold. The increase in revenue on a year-over-year basis was due to an increase in the plant’s sale of power to the grid during the current year instead of using the plant power to run its mining operations.

Revenue from Bitcoin mining was $209,149 for the six months ended June 30, 2026, compared to $2,160,616 for the six months ended June 30, 2025.

For the six-month period ended June 30, 2026, the Corporation self-mined a total of approximately 3 Bitcoins at an average Bitcoin price of $74,062 (from Gemini) compared to the six-month period ended June 30, 2025, in which the Corporation mined approximately 23 Bitcoins at an average price of Bitcoin of $96,059.

The primary reason for the minimal amount in the Corporation’s mining revenues in both periods was the continued diversification of the Corporation’s revenue streams by entering into the AI and colocation agreements mentioned above in this MD&A. By entering into these contracts, the Corporation was able to utilize its existing infrastructure and power supply and receive consistent payment for consumption.

Cost of Revenue

The Corporation’s cost of revenues including depreciation and amortization was $20,921,520 for the six-month period ended June 30, 2026, compared to $19,016,633 for the six-month period ended June 30, 2025.

Cost of revenue increased by $150,531 year over year, remaining relatively flat as the Corporation scaled back its mining operations and associated power costs as it continues to build out its AI dedicated infrastructure.

Depreciation and amortization expense increased by $1,772,356 year over year as the Corporation placed into service approximately $50 million of assets related to its Tier III AI Data Center.

Operating Expenses

The Corporation’s operating expenses were $9,783,146 for the six-month period ended June 30, 2026, compared to $9,518,444 in the same period of 2025.

The primary drivers in the current period versus the six months ended June 30, 2025 were due to:

●	Increase in general and administrative spend of $2,837,258 associated with expenses incurred related to performance bonuses paid to the Corporation’s officers, and an increase in marketing, legal and consulting fees.

●	Share based compensation expense of $7,104,782 (as compared to expense of $2,718,970 in the same period of 2025) related to vested stock options and RSU awards.

●	Loss on revaluation of digital currencies in the current period of $6,607,019 (as compared to gain of $285,972 for the six months ended June 30, 2025).

●	Foreign exchange gain of $10,649,328 (as compared to loss of $3,570,582 for the six months ended June 30, 2025) related to currency exchange fluctuations on the intercompany balances.

Other income (expenses)

Other income/expense items of note in the current year include the revaluation of the warrant liabilities which resulted in a loss of $4,250,772 (as compared to a loss of approximately $196,068 for the six months ended June 30, 2025) and net financial interest income of $1,346,764 (as compared to expense of $13,467 for the same period in 2025).

Liquidity and Capital Resources

As of June 30, 2026, the Corporation had a positive working capital balance of $131,781,707, including digital currencies of $14,303,261. The Corporation commenced earning revenue from digital currency mining in mid-February 2020 and revenue from artificial intelligence during the second quarter of 2026; however, it has limited operating history, and there can be no assurance that the Corporation’s historical performance will be indicative of its future performance.

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

In order to achieve its future business objectives, the Corporation may need to liquidate or borrow against Bitcoin that has been accumulated as of the date hereof as well as Bitcoin generated from ongoing operations, which may or may not be possible on commercially attractive terms or at all. The Corporation presently anticipates that additional financing will be required to fund its initiative of developing high-performance computing and artificial intelligence focused data centers. Specifically, the build-out of the Corporation’s data center facility in Columbiana, Alabama requires specific funding in connection with the Cerebras Agreement. Accordingly, the Corporation is currently seeking out project-level financing for the Columbiana, Alabama data center facility. The Corporation also anticipates that additional financing could be required as part of its ongoing transition from cryptocurrency mining to AI-driven infrastructure.

The Corporation may manage its capital structure through a variety of methods, including, without limitation, by issuing equity, seeking financing through loan products, adjusting capital spending, entering into beneficial hosting or colocation agreements, or disposing of assets.

At the Market Offering

On May 30, 2025, the Company entered into an at-the-market sales agreement with A.G.P./Alliance Global Partners as agent (the “Agent”), pursuant to which the Company established an at-the-market equity program (the “ATM Program”). From the commencement of the ATM Program through June 30, 2026, the Company issued 52,028,450 subordinate voting shares in exchange for gross proceeds of $254,758,203 at an average share price of $4.90 and received net proceeds of $248,572,681 after paying commissions of $6,185,522 to the Agent and incurring $100,000 of other transaction fees.

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

Cash flows

Operating Activities

Cash used by operating activities for the quarter year ended June 30, 2026 was $10,607,198 as compared to cash used of $18,304,222 for the quarter ended June 30, 2025. The difference is primarily attributed to the change in digital currency items ($510,919 versus -$10,762,446, respectively), change in foreign exchange ($10,730,233 versus $3,528,235, respectively) and the increase in amounts owed for working capital items in the current quarter ($1,750,578 versus -$6,707,063, respectively).

Investing Activities

Cash used in investing activities for the quarter year ended June 30, 2026, was $101,258,574 as compared to cash provided in investing activities of $9,414,651 for the quarter ended June 30, 2025. In the current period, cash of $96,308,574 was used for the purchase of equipment, $3,600,000 related to the deconsolidation of a subsidiary and $1,350,000 was used for an investment opportunity. In the prior year, cash of $1,557,363 was used for the purchase of equipment, $3,600,000 related to the deconsolidation of a subsidiary and digital currencies traded for cash of $10,972,014.

Financing Activities

Cash provided by financing activities for the quarter year ended June 30, 2026 was $161,508,990, as compared to $11,468,793 for the quarter ended June 30, 2025. In the current year, the Company received proceeds of shares issued for cash of $159,547,599 and received proceeds from exercise of warrants and options of $1,961,391. The drivers of the balance in the prior year were proceeds of shares issued for cash of $8,051,923, proceeds from the exercise of warrants and options of $4,525,000 and the return of proceeds from an NCI of $1,000,000, partly offset by repayment of loans of $78,130 and lease payments of $30,000.

Notes Receivable and Related Party Transactions

Investment

In December 2021, the Corporation entered into an agreement for a Secured Convertible Promissory Note (“Note”) with principal of $800,000. The Note accrued interest at a rate of 6% per annum, with 3% payable in cash every calendar quarter and 3% payable in notes. The Note was converted into Series C Preferred Stock (“Shares”) of the issuer effective October 1, 2023, with 8,000 warrants issued to the Corporation. The Shares are secured by the assets of the issuer. As at June 30, 2026, the fair value of the Shares and warrants was estimated to be $1,543,331.

On February 11, 2026, the Corporation invested $1,000,000 in Alpha Square Fund, LP, a Delaware limited partnership managed by Alpha Square Management, LLC, through the purchase of limited partnership interests in the fund.

On April 23, 2026, the Corporation entered into a Simple Agreement for Future Equity (“SAFE”) with Subquadratic Inc., a Delaware corporation, pursuant to which the Corporation invested $250,000 in exchange for the right to receive shares of Subquadratic’s capital stock upon the occurrence of certain future events, including a qualified equity financing.

In May 2026, the Corporation invested $100,000 in Three Lions Pictura, LP, a Delaware limited partnership, through the purchase of limited partnership interests in the fund.

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

Remuneration of key management personnel of the Corporation was as follows:

	Period ended June 30, 2026	Period ended June 30, 2025
Professional fees (1)	233,866	99,233
Salaries (1)	1,893,130	1,054,053
Directors’ fees	327,050	-
Share based compensation (2)	5,757,119	1,644,094
Total	$8,211,165	$2,797,380

(1)	Represents the professional fees and salaries paid to officers and directors in cash and BTC. During the six months ended June 30, 2026, the Corporation paid 1 BTC (as compared to 6 BTC for the six months ended June 30, 2025) as compensation for the services provided in by officers and directors with a fair value of $115,630 (as compared to $587,615 for the six months ended June 30, 2025).

(2)	Represents the share-based compensation for officers and directors.

Share Capital

As of August 14, 2026, the Corporation has 101,393,355 subordinate voting shares outstanding.

As of August 14, 2026, the Corporation has 2,920,635 stock options, 2,945,312 restricted share units and 1,219,461 warrants issued and outstanding, including 240,385 broker warrants.

Subsequent Events

Subsequent to June 30, 2026, the Corporation issued 2,850,000 subordinate voting shares for a total aggregate of $11,256,693 pursuant to the at-the-market equity program.

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

Significant judgements

(i) Income from digital currency mining

The Corporation recognizes income from digital currency mining from the provision of transaction verification services within digital currency networks, commonly termed “cryptocurrency mining”. As consideration for these services, the Corporation receives digital currency from each specific network in which it participates (“coins”). Income from digital currency mining is measured based on the fair value of the coins received. The fair value is determined using the spot price of the coin on the date of receipt. The coins are recorded on the statement of financial position, as digital currencies, at their fair value less costs to sell and re-measured at each reporting date. Revaluation gains or losses, as well as gains or losses on the sale of coins for traditional (fiat) currencies are included in profit or loss in accordance with the Corporation’s treatment of its digital currencies as a traded commodity.

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

Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We recognize the tax benefit from an uncertain tax position in accordance with ASC 740, Income Taxes, only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authority, including resolution of the appeals or litigation processes, based on the technical merits of the position. The tax benefits recognized in the unaudited consolidated financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Many factors are considered when evaluating and estimating the tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. We believe the judgements and estimates discussed above are reasonable. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

(iii) Impairment of property, plant, and equipment

Management applies judgment in assessing whether indicators of impairment exist for property, plant and equipment, including assets under construction. The Corporation reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. This assessment requires consideration of internal and external factors such as changes in the expected use of assets, operating performance, market conditions, and strategic plans. As at June 30, 2026, management concluded that no impairment indicators existed for the Corporation’s property, plant and equipment.

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

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, including the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements,” Management’s Discussion and Analysis of Financial Condition and Results of Operations, the condensed consolidated financial statements and related notes, and the following additional risk factors, you should carefully consider the risks discussed in “Part I, Item 1A - Risk Factors” in the 2025 Annual Report, as updated and supplemented in “Part II, Item 1A – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “Q1 Quarterly Report”). There have been no material changes with respect to the risk factors disclosed in our 2025 Annual Report and our Q1 Quarterly Report. However, we note that the risks described in this report, in our 2025 Annual Report, and in our Q1 Quarterly Report are not the only risks facing the Corporation, and such additional risks and uncertainties that we currently deem to be immaterial or are unknown to us could negatively impact our business, operations and/or financial results.

We expect to require additional financing, including project-level debt financing, to complete the buildout of our AI data center campus, and such financing may not be available on acceptable terms or at all.

The full deployment of Phase 2 (40 MW) of our purpose-built AI data center campus is conditioned on our securing adequate financing, and we are pursuing project-level debt financing to fund our data center buildout while seeking to limit dilution to our shareholders. There can be no assurance that we will complete any such financing on the terms we currently contemplate, or at all. If we are unable to obtain sufficient financing on acceptable terms, we may be required to delay, curtail or abandon all or a portion of our development plans, including our ability to satisfy our obligations under our AI colocation agreement, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of suppliers, including NVIDIA, for critical computing equipment and components, and any disruption in supply could materially harm our business.

Our AI data center and GPU-as-a-Service operations depend on a limited number of suppliers, particularly NVIDIA, for GPUs and related computing equipment. On June 3, 2026, we committed to purchase approximately $35 million of NVIDIA’s next-generation Vera Rubin systems. This reliance on a single supplier for critical computing hardware exposes us to risks including supply shortages, price increases, delayed product releases, changes in product specifications, and potential changes in the supplier relationship. NVIDIA’s products are in high demand globally, and we may face competition from other purchasers for limited supply. If we are unable to obtain the necessary equipment on acceptable terms or within required timeframes, or if NVIDIA experiences production delays or quality issues, our ability to expand our NeoCloudz platform, fulfill our obligations under the Cerebras Agreement, and execute our business strategy could be materially and adversely affected.

Our data center projects may be subject to new or rapidly evolving regulatory frameworks, and we may face increased public scrutiny or negative publicity as a result of our data center strategy.

Data centers are increasingly scrutinized by federal, state, and local authorities and have been subject to environmental activists and negative public perception, due to concerns regarding energy consumption, land use, carbon emissions, water usage, environmental impacts, data-sovereignty considerations and national-security-related issues. Regulators may impose new permitting requirements, energy-efficiency standards, carbon-reduction mandates, sustainability reporting rules, or operational restrictions specific to data centers, AI infrastructure, or high-density compute environments. For example, on July 14, 2026, New York State Governor Kathy Hochul signed an executive order barring the construction of new hyperscale data centers using 50 megawatts or more of power for up to one year in the state of New York. Additionally, in Texas, Governor Greg Abbott published a letter to the Electric Reliability Council of Texas and the Public Utility Commission of Texas, directing the Commission to conduct a comprehensive verification and audit of all data centers advancing through the interconnection process within the state before they are approved to move forward. Such governmental actions and regulations, at the federal level or by state and local governments in the States of Alabama, New York, and North Carolina, where we are building, or plan to build, our properties, could increase our capital expenditures, delay development timelines, limit expansion opportunities, limit projects from moving forward through commercialization, or require costly modifications to existing infrastructure. Any restrictions or new policy initiatives targeting large-scale compute operations, including those supporting AI/HPC workloads, could limit our opportunities to acquire additional properties and restrict our ability to build out our data center operations on any of our existing or future properties, which may adversely affect our data center business or limit the economic viability of our strategic diversification initiatives. Given the evolving nature of digital asset and data-center regulation, and the difficulty of predicting the outcomes of ongoing or future governmental actions, we cannot assure you that future regulatory or legislative developments will not have a material adverse effect on our business, prospects, financial condition, or operations. Even in the absence of new regulations or legislation, increased public scrutiny or negative publicity regarding the development and environmental impact of HPC data centers could harm our reputation, which may adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of Chortle Capital Corp. (incorporated by reference to Exhibit 1.1 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.2	Certificate of Change of Name to Hashchain Technology Inc. (incorporated by reference to Exhibit 1.2 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.3	Notice of Articles (incorporated by reference to Exhibit 1.3 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.4	Certificate of Change of Name to Digihost Technology Inc. (incorporated by reference to Exhibit 1.4 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.5	Notice of Articles (incorporated by reference to Exhibit 1.5 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.6	Notice of Articles (incorporated by reference to Exhibit 1.6 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.7	Certificate of Change of Name to Digi Power X Inc. (incorporated by reference to Exhibit 1.7 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on March 31, 2025)
10.1	Amended and Restated Sales Agreement, dated April 9, 2026 (incorporated by reference to Exhibit 1.2 to the Corporation’s Registration Statement on Form S-3, filed with the SEC on April 9, 2026)
10.2** #	Data Center Colocation and Master Services Agreement, by and between the Corporation and Cerebras Systems, Inc., dated May 4, 2026 (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, filed with the SEC on May 8, 2026)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operational and Comprehensive Loss for the six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2026 and 2025, and (v) the Notes to Condensed Consolidated Financial Statements.
104*	The cover page from Digi Power X Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.

**	Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10)(iv). The Corporation agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

#	Schedules and exhibits have been omitted pursuant to Regulation S-K Item 601(b)(2). The Corporation agrees to furnish supplementally the omitted schedules and exhibits to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: August 14, 2026	By:	/s/ Michel Amar
		Name:	Michel Amar
		Title:	Chief Executive Officer

Date: August 14, 2026	By:	/s/ Paul Ciullo
		Name:	Paul Ciullo
		Title:	Chief Financial Officer