Form 10-Q
period 2026-09-30
Digi Power X Inc.
filed 2026-11-13
CIK 1854368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☒

As of November 12, 2026, the registrant had 101,396,689 subordinate voting shares issued and outstanding and 3,333 proportionate voting shares issued and outstanding.

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

In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements can often be identified by forward-looking words, such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “may,” “potential” and “will,” or similar words suggesting future outcomes or other expectations, beliefs, plans, objectives, assumptions, intentions or statements about future events or performance. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us, and we cannot assure you that future developments affecting the Corporation will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to, the following:

●	The Corporation’s development of a Tier III data center and other infrastructure projects involves significant risks, including but not limited to risks relating to construction delays, cost overruns, supply chain disruptions, the availability of equipment, GPUs, labor and power, and the performance of contractors, many of which are beyond the Corporation’s control, and which could cause Phase 1 and Phase 2 of the Columbiana, Alabama campus not to be completed within the targeted timeframes or at all;

●	The loss of our existing customer and/or our inability to gain new customers may have an adverse effect on the Corporation’s business, financial condition and results of operations;

●	The Corporation’s business may be adversely impacted if the Corporation is unable to fulfill its obligations pursuant to the Cerebras Agreement (as defined below). For more information regarding the Cerebras Agreement, see Note 20 to the Corporation’s Condensed Interim Consolidated Financial Statements for the nine months ended September 30, 2026 and 2025;

●	The Corporation depends on third-party suppliers, for example, NVIDIA Corporation, for critical computing equipment, and any delays, disruptions, supply constraints, or changes in supplier relationships could adversely affect the Corporation’s ability to execute its business plans;

●	The Corporation’s business may be adversely impacted if the Corporation is unable to successfully deploy the NVIDIA Vera Rubin systems that it has committed to purchase;

●	The Corporation’s inability to execute on our evolving business model and strategy, including our ability to diversify and expand into the market for high-performance computing (“HPC”) and artificial intelligence (“AI”) solutions and data centers, may have an adverse impact on the Corporation’s business;

●	The Corporation’s inability to respond to anticipated demand for large data centers, or a reduction in or other change to demand for AI and HPC infrastructure, may have an adverse impact on the Corporation’s business;

●	Regulatory changes or actions related to data centers and/or cryptocurrencies may alter the nature of an investment in the Corporation in a manner that adversely affects the Corporation’s operations;

●	The Corporation is subject to risks associated with the Corporation’s need for significant electrical power. The Corporation’s data center and mining operations require electrical power to be available at commercially feasible rates. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations;

●	The Corporation is subject to risks associated with the Corporation’s requirement to obtain, and to comply with, permits, licenses and approvals from federal, state or provincial, and local governmental agencies in the U.S., Canada and other jurisdictions in which the Corporation may operate, including the risk that such permits or licenses may be delayed, denied, revoked or modified, or that the Corporation may fail to timely obtain or comply with their conditions;

●	The Corporation may face community opposition to the operation of its data centers, including complaints and/or community protests regarding, for example, noise, the use of electricity and water, or other quality-of-life issues, which could result in litigation, development delays, moratoria, regulatory action, fines or penalties, costly mitigation measures, restrictions on our electricity use or operating hours, reduced scale of operations, difficulty obtaining permits for expansion, or the shutdown of affected facilities;

●	The Corporation is subject to extensive environmental (including applicable zoning laws and regulations), energy, and climate-related regulation, any of which could result in significant additional costs or liabilities to ensure compliance;

●	The Corporation faces competition from other data center and cryptocurrency companies;

●	The Corporation’s data centers and/or cryptocurrency inventory may be exposed to cybersecurity threats and hacks;

●	The value of cryptocurrencies may be subject to momentum pricing risk;

●	Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure;

●	Acceptance and/or widespread use of cryptocurrency is uncertain;

●	If the Corporation is unable to insure the remainder of its mined digital currency, its business and/or its financial condition may be adversely affected;

●	The Corporation may be required to sell its cryptocurrency portfolio to pay its expenses;

●	Technological obsolescence and difficulty obtaining hardware may adversely impact the Corporation’s operating results and financial condition;

●	The Corporation does not currently pay cash dividends, and, therefore, the Corporation’s shareholders will not be able to receive a return on their subordinate voting shares (“subordinate voting shares” or “SV Shares”) unless they sell them;

●	The SV Shares are subject to volatility risk, and there is no guarantee that an active or liquid market will be sustained for the SV Shares;

●	The Corporation has a limited history of operations and is in the early stage of development;

●	Ineffective management of growth could result in a failure to sustain the Corporation’s progress;

●	There are significant legal, accounting, and financial costs of being a publicly traded company, which may reduce the resources available for the Corporation to develop its data centers and/or deploy on its cryptocurrency mining operations;

●	The Corporation may be unable to obtain additional financing on acceptable terms or at all, including the risk that the $200 million debt financing contemplated by the Corporation’s October 13, 2026 commitment letter is not completed on the anticipated terms, on a timely basis or at all, or that its proceeds are insufficient to fund the Columbiana, Alabama project;

●	The Corporation may be subject to tax consequences that could reduce the Corporation’s profitability;

●	The Corporation may be exposed to risks from exchanging currencies, including currency exchange fees.

●	The Corporation may be subject to litigation;

●	Uninsured or uninsurable risks could result in significant financial liabilities;

●	Exposure to environmental liabilities and hazards may result in the imposition of fines, penalties and restrictions;

●	The Corporation’s success is largely dependent on the performance of the Corporation’s management and executive officers;

●	The Corporation may be unable to attract, develop and retain its key personnel and establish adequate succession planning;

●	Certain directors and officers may have a conflict of interest between their duties owed to the Corporation and their interest in other personal or business ventures;

●	Recent changes in U.S. political leadership and economic policies, as well as any future policy changes, may create uncertainty that materially affects the Corporation’s business and financial performance; and

●	Current or future geopolitical events may have an adverse impact on the Corporation’s business.

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

Part I - Financial Information

DIGI POWER X INC.

CONDENSED INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2026 AND 2025

(EXPRESSED IN UNITED STATES DOLLARS)
(UNAUDITED)

Digi Power X Inc.

Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars, except number of shares)

	As at September 30, 2026	As at December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$95,184,933	$78,478,759
Digital currencies	24,459,686	14,814,180
Current portion of amounts receivable and other assets	6,088,906	1,576,272
Other receivable	534,000	44,000
Total current assets	126,267,525	94,913,211
Property, plant and equipment, net	145,577,445	23,005,900
Operating lease right-of-use assets	743,573	-
Intangible asset	829,416	926,339
Amounts receivable and other assets, net of current portion	25,772,754	13,724,798
Investments	2,893,331	1,543,331
Investment in associate	4,241,535	-
Total assets	$306,325,579	$134,113,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,861,228	$6,350,923
Current portion of operating lease liabilities	163,844	-
Unearned lease revenue	13,444,884	-
Warrant liabilities	2,782,697	2,297,930
Total current liabilities	23,252,653	8,648,853
Deposits payable	1,692,526	2,203,526
Operating lease liabilities, net of current portion	582,511	-
Unearned lease revenue	855,199	-
Total liabilities	26,382,889	10,852,379
Shareholders’ equity Subordinate voting shares, no par value, unlimited shares authorized; 101,396,689 shares and 69,427,785 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	-	-
Proportionate voting shares, no par value, unlimited shares authorized; 3,333 shares and 3,333 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	401,244,092	216,409,130
Accumulated deficit	(106,837,861)	(88,870,607)
Accumulated other comprehensive income (loss), net	(14,463,541)	(4,277,323)
Total shareholders’ equity attributable to shareholders	279,942,690	123,261,200
Total shareholders’ equity	279,942,690	123,261,200
Total liabilities and shareholders’ equity	$306,325,579	$134,113,579

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Digi Power X Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in United States Dollars) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Digital currency mining and staking	$184,003	$1,212,291	$393,152	$3,372,907
Colocation services	2,993,432	3,904,675	9,446,648	13,474,599
Tier III colocation services	3,315,379	-	3,315,379	-
GPU rental	2,460,858	-	3,543,450	-
Sale of energy	3,292,468	3,028,343	10,143,331	8,685,841
Total revenue	12,246,140	8,145,309	26,841,960	25,533,347

Cost of revenue
Cost of revenue	(9,164,847)	(7,404,201)	(24,567,529)	(22,656,352)
Depreciation and amortization	(5,487,794)	(1,594,993)	(11,006,632)	(5,341,475)
Gross loss	(2,406,501)	(853,885)	(8,732,201)	(2,464,480)

Operating expenses
General and administrative expenses	(6,444,558)	(1,937,542)	(20,272,431)	(8,542,345)
Foreign exchange gain (loss)	(461,241)	1,522,995	10,188,087	(2,047,587)
Gain (loss) on sale of digital currencies	(37,762)	20,717	(35,344)	674,345
Change in fair value of loan and salaries payable	-	111,334	-	(171,325)
Gain on revaluation of digital currencies	7,068,609	99,973	461,590	385,945
Total operating expenses	125,048	(182,523)	(9,658,098)	(9,700,967)

Other income (expenses)
Other income	493	-	493	750
Gain on deconsolidation of subsidiary	641,535	-	641,535	-
Net financial income	1,101,440	21,024	2,448,204	7,557
Gain (loss) from change in fair value of warrant liability	1,531,585	1,079,923	(2,719,187)	883,855
Gain on sale of property, plant and equipment	52,000	-	52,000	-
Total other income (expenses)	3,327,053	1,100,947	423,045	892,162

Net income (loss) for the period attributable to common shareholders	1,045,600	64,539	(17,967,254)	(11,273,285)
Foreign currency translation adjustment	396,701	(1,375,689)	(10,186,218)	1,829,405
Comprehensive income (loss) for the period attributable to common shareholders	$1,442,301	$(1,311,150)	$(28,153,472)	$(9,443,880)
Net income (loss) per common share:
Basic	$0.01	$0.00	$(0.21)	$(0.29)
Diluted	$0.01	$0.00	$(0.21)	$(0.29)

Weighted average number of common shares outstanding:
Basic	100,755,058	43,612,656	85,404,781	38,432,690
Diluted	101,558,382	44,372,921	85,404,781	38,432,690

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Digi Power X Inc. Condensed Interim Consolidated Statements of Cash Flows (Expressed in United States Dollars) (Unaudited)

Nine Months Ended September 30,	2026	2025
Operating activities
Net loss for the period	$(17,967,254)	$(11,273,285)
Adjustments for:
Digital currencies items	(9,645,506)	(15,641,922)
Gain on sale of property, plant and equipment	(52,000)	-
Depreciation of right-of-use assets	94,016	68,276
Depreciation and amortization	10,912,616	5,302,504
Interest on operating lease liabilities	16,364	5,742
Share based compensation	9,319,193	3,169,496
Loss from change in fair value of warrant liability	2,719,187	(883,855)
Lease modification	-	(9,636)
Change in fair value of loan and salaries payable	-	171,325
Gain on deconsolidation of subsidiary	(641,535)	-
Accretion on liability	-	566
Foreign exchange (gain) loss	(10,269,591)	2,022,988
Working capital items	9,895,793	(8,068,234)
Net cash used in operating activities	(5,618,717)	(25,136,035)

Investing activities
Purchases and deposits on property, plant and equipment	(145,497,792)	(3,005,123)
Proceeds from sale of property, plant and equipment	52,000	-
Acquisition of investment	(1,350,000)	-
Impact to cash resulting from deconsolidation of subsidiary	(3,600,000)	-
Acquisition of digital currencies	-	(6,157,514)
Digital currencies traded for cash	-	10,972,014
Net cash (used in) provided by investing activities	(150,395,792)	1,809,377

Financing activities
Proceeds from pre-funded warrants	-	2,487,377
Proceeds of shares issued for cash, net of issuance costs	170,804,292	20,073,556
Proceeds from exercise of warrants and options	1,961,391	6,389,037
Return of proceeds to non-controlling interest	-	(1,000,000)
Repayment of loans payable	-	(78,130)
Lease payments	(45,000)	(35,000)
Net cash provided by financing activities	172,720,683	27,836,840

Net change in cash	16,706,174	4,510,182
Cash and cash equivalents, beginning of period	78,478,759	1,703,896
Cash and cash equivalents, end of period	$95,184,933	$6,214,078

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Digi Power X Inc.

Condensed Interim Consolidated Statement of Changes in Shareholders’ Equity

(Expressed in United States Dollars) (Unaudited)

	Number of shares (note 11)				Accumulated
	Subordinate	Proportionate	Additional		Other	Non-
	Voting	Voting	paid-in	Accumulated	Comprehensive	Controlling
	Shares	Shares	capital	Deficit	Loss	Interest	Total
Balance as of December 31, 2024	33,011,600	3,333	$90,011,906	$(60,514,384)	$(7,487,193)	$279,430	$22,289,759
Shares issued for cash	2,503,601	-	4,123,056	-	-	-	4,123,056
Cost of issue - cash	-	-	(126,998)	-	-	-	(126,998)
Restricted share units converted to common shares	792,699	-	-	-	-	-	-
Share based compensation	-	-	828,763	-	-	-	828,763
Dissolution of non-controlling interest	-	-	(721,270)	-	-	(279,430)	(1,000,700)
Net loss for the period	-	-	-	(1,633,261)	-	-	(1,633,261)
Other comprehensive income for the period	-	-	-	-	27,294	-	27,294
Balance as of March 31, 2025	36,307,900	3,333	94,115,457	(62,147,645)	(7,459,899)	-	24,507,913
Shares issued for cash	806,291	-	1,715,597	-	-	-	1,715,597
Cost of issue - cash	-	-	(146,183)	-	-	-	(146,183)
Restricted share units converted to common shares	57,600	-	-	-	-	-	-
Shares issued for exercise of warrants and options	2,300,000	-	5,817,871	-	-	-	5,817,871
Share based compensation	-	-	1,925,693	-	-	-	1,925,693
Net loss for the period	-	-	-	(9,704,563)	-	-	(9,704,563)
Other comprehensive income for the period	-	-	-	-	3,177,800	-	3,177,800
Balance as of June 30, 2025	39,471,791	3,333	103,428,435	(71,852,208)	(4,282,099)	-	27,294,128
Shares issued for cash	4,315,937	-	12,816,425	-	-	-	12,816,425
Issuance of pre-funded warrants	-	-	2,487,377	-	-	-	2,487,377
Cost of issue - cash	-	-	(1,523,596)	-	-	-	(1,523,596)
Restricted share units converted to common shares	2,567	-	-	-	-	-	-
Shares issued for exercise of warrants and options	950,249	-	571,166	-	-	-	571,166
Warrant liabilities exercised	-	-	2,926,012	-	-	-	2,926,012
Share based compensation	-	-	436,352	-	-	-	436,352
Net income for the period	-	-	-	64,539	-	-	64,539
Other comprehensive loss for the period	-	-	-	-	(1,375,689)	-	(1,375,689)
Balance as of September 30, 2025	44,740,544	3,333	$121,142,171	$(71,787,669)	$(5,657,788)	$-	$43,696,714

Digi Power X Inc.

Condensed Interim Consolidated Statement of Changes in Shareholders’ Equity (Continued)

(Expressed in United States Dollars) (Unaudited)

	Number of shares (note 11)				Accumulated
	Subordinate	Proportionate	Additional		Other	Non-
	Voting	Voting	paid-in	Accumulated	Comprehensive	Controlling
	Shares	Shares	capital	Deficit	Loss	Interest	Total
Balance as of December 31, 2025	69,427,785	3,333	$216,409,130	$(88,870,607)	$(4,277,323)	$-	$123,261,200
Restricted share units converted to common shares	379,664	-	-	-	-	-	-
Share based compensation	-	-	1,352,975	-	-	-	1,352,975
Changes to ownership of subsidiary	-	-	971,075	-	-	933,925	1,905,000
Net loss for the period	-	-	-	(4,652,345)	-	-	(4,652,345)
Other comprehensive loss for the period	-	-	-	-	(2,928,783)	-	(2,928,783)
Balance as of March 31, 2026	69,807,449	3,333	218,733,180	(93,522,952)	(7,206,106)	933,925	118,938,047
Shares issued for cash	27,950,000	-	159,547,599	-	-	-	159,547,599
Restricted share units converted to common shares	8,967	-	-	-	-	-	-
Shares issued for exercise of warrants and options	776,939	-	4,711,477	-	-	-	4,711,477
Share based compensation	-	-	5,751,807	-	-	-	5,751,807
Changes to ownership of subsidiary	-	-	(971,075)	-	-	(933,925)	(1,905,000)
Net loss for the period	-	-	-	(14,360,509)	-	-	(14,360,509)
Other comprehensive loss for the period	-	-	-	-	(7,654,136)	-	(7,654,136)
Balance as of June 30, 2026	98,543,355	3,333	387,772,988	(107,883,461)	(14,860,242)	-	265,029,285
Shares issued for cash	2,850,000	-	11,256,693	-	-	-	11,256,693
Restricted share units converted to common shares	3,334	-	-	-	-	-	-
Share based compensation	-	-	2,214,411	-	-	-	2,214,411
Net income for the period	-	-	-	1,045,600	-	-	1,045,600
Other comprehensive income for the period	-	-	-	-	396,701	-	396,701
Balance as of September 30, 2026	101,396,689	3,333	$401,244,092	$(106,837,861)	$(14,463,541)	$-	$279,942,690

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

1.	Nature of operations

Digi Power X Inc. (together with its subsidiaries, Digihost International, Inc., DGX Holding, LLC and World Generation X, LLC, the “Corporation” or “Digi Power”) is an innovative energy infrastructure corporation that develops data centers to drive the expansion of sustainable energy assets.

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

These unaudited condensed interim consolidated financial statements of the Corporation were approved and authorized for issue by the Board of Directors of the Corporation (the “Board”) on November 13, 2026.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Apart from new revenues and investments as described below in “Revenue” and “Investment in associate”, there have been no new or material changes to the significant accounting policies discussed in the Corporation’s audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2025, included in the Corporation’s Annual Report on Form 10-K, as originally filed with the SEC on March 31, 2026 and as amended on April 30, 2026 (the “2025 Annual Report”).

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

Prior to January 1, 2026, the Corporation was a foreign private issuer reporting its financial statements under IFRS Accounting Standards as issued by the International Accounting Standards Board. These unaudited condensed interim consolidated financial statements, for all periods, are presented in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative guidance found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”).

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, meaning that the Corporation will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(b)	Basis of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of Digi Power, its wholly owned subsidiaries, Digihost International, Inc., DGX Holding, LLC, and World Generation X. During the three months ended June 30, 2026, the Corporation’s ownership percentage of US Data Centers, Inc. (“USDC”) decreased to 48% as a result of share issuances by USDC to third-party investors. Although we continue to exercise significant influence, this change resulted in a loss of control, and USDC was deconsolidated in the quarter ended June 30, 2026. Subsequent to the deconsolidation, we account for our investment in USDC under the equity method of accounting.

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

Revenue from GPU as a Service: The Corporation provides computing hardware to its customers. The Corporation’s offerings are assessed to determine whether an embedded lease arrangement exists. The Corporation identifies certain contracts to be within the scope of ASC 842. For contracts that are in the scope of ASC 842, and in which the lease component is an operating lease, the Corporation applies the practical expedient in ASC 842 to combine the lease component and non-lease components, and to account for the combined components as a single lease component.

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

Tier III AI data center colocation arrangements: The Corporation assesses its data center colocation agreements to determine whether they contain a lease under ASC 842. Where a customer obtains the right to control the use of an identified facility, the arrangement is accounted for as a lease, with the Corporation as lessor. Lease classification is determined at the commencement date, being the date the facility, or the applicable phase, is made available for the customer’s use. Upfront payments received before commencement, including non-recurring charges for facility construction, are recorded as unearned lease revenue until commencement. For leases classified as operating leases, such payments are recognized on a straight-line basis over the lease term. For leases classified as sales-type leases, such payments are applied against the net investment in the lease at commencement.

Where the Corporation procures equipment that is the customer’s responsibility under a colocation agreement, at cost plus a fixed margin, the procurement is accounted for as a performance obligation separate from the lease under ASC 606. These items transfer to the customer at a point in time, so they do not meet the criteria to be combined with the lease component.

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(d)	Investment in associate

Investments in associates are entities over which the Corporation has significant influence. Investments in associates are initially recognized at cost, including directly attributable transaction costs.

Under the equity method, the carrying amount of the investment is adjusted to recognize the Corporation’s share of the associate’s profit or loss and other comprehensive income after the acquisition date. The Corporation’s share of the associate’s profit or loss is recognized in the statement of income.

Dividends received from associates are recognized as a reduction in the carrying amount of the investment and are not recognized as income.

Our equity method investment consists of an investment in common stock of USDC in which we have the ability to exercise significant influence but do not have control.

(e)	Segment reporting

The reporting segments are identified on the basis of information that is reviewed by the Corporation’s Chief Executive Officer (the “CEO”) and the Corporation’s President to make decisions about resources to be allocated and assess its performance. Accordingly, for management purposes, the Corporation has five reporting segments namely, cryptocurrency mining, sales of energy, colocation services, Tier III AI GPU rentals and Tier III AI data center colocation.

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”), which is comprised of the Corporation’s President and the Chief Executive Officer. The CODM uses segment revenue, segment net income (loss), total assets, and EBITDA to assess the performance of, manage the operations of, and allocate capital and operational resources to the Corporation’s five reportable segments. EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization.

(f)	Critical accounting judgments, estimates and assumptions

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

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Significant assumptions about the future that management has made that could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to, but are not limited to, the following:

(f)	Critical accounting judgements, estimates and assumptions (continued)

Significant judgements

(i)	Income from digital currency mining

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

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(f)	Critical accounting judgements, estimates and assumptions (continued)

(iii)	Impairment of property, plant and equipment

Management applies judgment in assessing whether indicators of impairment exist for property, plant and equipment, including assets under construction.

The Corporation reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. This assessment requires consideration of internal and external factors such as changes in the expected use of assets, operating performance, market conditions, and strategic plans. As at September 30, 2026, management concluded that no impairment indicators existed for the Corporation’s property, plant and equipment.

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

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the unaudited condensed interim Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Corporation for its annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. The Corporation is currently evaluating the impact of adopting the standard.

There were no other significant updates to the recently issued accounting standards which may be applicable to the Corporation. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Corporation does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

3.	Digital currencies

The Corporation’s holdings of digital currencies consist of the following:

	As at September 30, 2026	As at December 31, 2025
Bitcoin	$21,718,596	$11,812,321
Ethereum	2,741,090	3,001,859
	$24,459,686	$14,814,180

The continuity of digital currencies was as follows:

	Number of Ethereum	Amount	Number of Bitcoin	Amount	Total
Balance, December 31, 2024	-	$-	48	$4,525,416	$4,525,416
Digital currencies mined	7	27,128	34	3,496,250	3,523,378
Digital currencies received from colocation services	-	-	156	15,649,009	15,649,009
Acquisition of digital currencies	1,002	4,245,883	16	1,911,631	6,157,514
Digital currencies traded for cash	-	-	(111)	(10,972,014)	(10,972,014)
Digital currencies paid for services	-	-	(9)	(843,665)	(843,665)
Digital currencies remitted as per Miner Agreement	-	-	(1)	(145,199)	(145,199)
Gain on sale of digital currencies	-	-	-	1,029,017	1,029,017
Revaluation adjustment	-	(1,271,152)	-	(2,838,124)	(4,109,276)
Balance, December 31, 2025	1,009	3,001,859	133	11,812,321	14,814,180
Digital currencies mined and staked (1)	12	27,178	5	365,974	393,152
Digital currencies received from colocation services	-	-	124	9,060,314	9,060,314
Digital currencies paid for services	-	-	(3)	(234,206)	(234,206)
Gain on sale of digital currencies	-	-	-	(35,344)	(35,344)
Revaluation adjustment	-	(287,947)	-	749,537	461,590
Balance, September 30, 2026	1,021	$2,741,090	259	$21,718,596	$24,459,686

(1) During the nine months ended September 30, 2026, the Corporation staked 12 Ethereum.

The cost bases of the Corporation’s holdings of digital currencies consist of:

	As at	As at
	September 30, 2026	December 31, 2025
Bitcoin	$23,493,326	$14,301,245
Ethereum	4,300,189	4,273,011
	$27,793,515	$18,574,256

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

4.	Amounts receivable and other assets

	As at September 30, 2026	As at December 31, 2025
Utility deposits	$1,881,541	$5,228,270
Equipment deposit	23,891,213	8,496,528
Prepaid expenses	3,004,752	56,585
Accounts receivable	3,023,154	1,136,972
Other receivable	61,000	382,715
	31,861,660	15,301,070
Long-term deposits and prepaid expenses	(25,772,754)	(13,724,798)
	$6,088,906	$1,576,272

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

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

5.	Property, plant and equipment

	Land and building(1)	Data miners	Equipment(1)(2)	Leasehold improvement	Power plant	Total
Cost
December 31, 2024	$7,094,339	$31,895,779	$24,592,207	$1,079,542	$5,234,577	$69,896,444
Additions	1,718,524	1,100,550	1,962,022	-	1,405,657	6,186,753
Disposal	-	(14,041,665)	-	-	-	(14,041,665)

December 31, 2025	8,812,863	18,954,664	26,554,229	1,079,542	6,640,234	62,041,532
Additions	3,424,658	-	129,353,876	-	671,302	133,449,836
Disposal	-	(6,084,721)	-	-	-	(6,084,721)
September 30, 2026	$12,237,521	$12,869,943	$155,908,105	$1,079,542	$7,311,536	$189,406,647

Accumulated depreciation
December 31, 2024	$491,218	$31,496,438	$13,061,778	$506,900	$696,367	$46,252,701
Depreciation	403,233	399,341	5,469,650	105,318	447,054	6,824,596
Disposal	-	(14,041,665)	-	-	-	(14,041,665)
December 31, 2025	894,451	17,854,114	18,531,428	612,218	1,143,421	39,035,632
Depreciation	375,043	275,136	9,754,014	78,989	395,109	10,878,291
Disposal	-	(6,084,721)	-	-	-	(6,084,721)
September 30, 2026	$1,269,494	$12,044,529	$28,285,442	$691,207	$1,538,530	$43,829,202

Net carrying value
As at December 31, 2025	$7,918,412	$1,100,550	$8,022,801	$467,324	$5,496,813	$23,005,900
As at September 30, 2026	$10,968,027	$825,414	$127,622,663	$388,335	$5,773,006	$145,577,445

(1)	As at September 30, 2026, the Corporation made capital investments related to the development of its Tier III AI data centers segment (refer to note 18 to the Condensed Interim Consolidated Financial Statements) and are included within property, plant and equipment. Depreciation is not recognized on the AI data center assets that are not yet available for their intended use. The carrying amount of these assets is $78,174,060.

(2)	Equipment subject to operating leases are stated at cost less accumulated depreciation and are classified as property and equipment on the consolidated balance sheets. Equipment subject to operating leases includes $54,185,225 of computing hardware leased to customers. Depreciation is computed using the straight-line method over an estimated useful life of the greater of the lease term or 3 years.

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

6.	Intangible asset

Intangible asset relates to the right-of-use of an electric power facility for a period of 156 months. As at September 30, 2026, there were 78 months remaining of the amortization period.

	As at September 30,	As at December 31,
	2026	2025
Cost	$1,680,000	$1,680,000
Accumulated amortization	(850,584)	(753,661)
Intangible assets, net	$829,416	$926,339

During the nine months ended September 30, 2026, the Corporation recognized amortization expense of $96,923 (as compared to $96,923 for the nine months ended September 30, 2025), related to intangible assets.

7.	Leases

Lessor activities

GPU Rental

The Corporation leases computing hardware to customers under a bare-metal rental arrangement with a non-cancellable term of 24 months. The arrangement has been classified as an operating lease. The agreements do not contain any options to extend or terminate the lease. The consideration for the lease is entirely variable based on actual usage and is not dependent on an index or rate. Accordingly, there are no material future fixed minimum lease payments to be received.

The Corporation received a non-refundable upfront payment under its bare-metal GPU rental arrangement, which represents a prepayment of lease consideration. The upfront payment is recorded as deferred lease income and recognized as lease income on a straight-line basis over the 24-month non-cancellable lease term at $120,407 per month. As at September 30, 2026, deferred lease income was $2,300,083 (as compared to $0 at December 31, 2025), of which $1,444,884 is expected to be recognized within twelve months and is classified as current, and $855,199 is classified as non-current.

Tier III AI Colocation Data Center

On May 4, 2026, the Corporation entered into a ten-year data center colocation and master services agreement with Cerebras Systems Inc (“Cerebras”) (see note 20 to the Condensed Interim Consolidated Financial Statements). The Corporation has determined that the agreement contains a lease under ASC 842. Cerebras will obtain exclusive use of the identified facility and substantially all of its economic benefits. The Corporation retains ownership of the land and facility. Lease commencement occurs when the applicable phase is made available for Cerebras’s use. As of September 30, 2026, Phase 1 was under construction, and the lease had not commenced. Accordingly, no lease revenue has been recognized.

During the three months ended September 30, 2026, the Corporation received $12,000,000 from Cerebras, representing the Phase 1 non-recurring charge (“NRC”) payable under the agreement as consideration for the design, procurement and construction of the Phase 1 infrastructure. The NRC is refundable to Cerebras in certain circumstances prior to the Phase 1 commencement date, including termination due to the Corporation’s material breach or failure to achieve “Ready for Service” by the final outside delivery date, limited to amounts not yet applied to completed work.

Lease classification will be determined at the commencement date. Until then, the NRC is recorded as unearned lease revenue. As the lease is expected to commence within twelve months, and the NRC may become refundable upon a breach prior to commencement, the full $12,000,000 is classified as a current liability as of September 30, 2026. If the lease is classified as an operating lease, the NRC will be recognized on a straight-line basis over the lease term beginning on the commencement date, and the portion expected to be recognized beyond twelve months will be reclassified to non-current. If the lease is classified as a sales-type lease, the NRC will be applied against the net investment in the lease at commencement.

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

7.	Leases (continued)

Lessee activities

Effective as of July 1, 2026, the Corporation entered into a lease agreement with DOGE Capital, LLC, a company controlled by the CEO and in which Michel Amar and Alec Amar, each a director and executive officer of the Corporation, have an ownership interest. The present value of the lease liability at September 30, 2026 was $746,355 (as compared to $0 at December 31, 2025). Payments made under this lease during the nine months ended September 30, 2026 totaled $45,000. Payments of $35,000 made during the nine months ended September 30, 2025 related to a prior lease with TXMA International LLC, a company controlled by the CEO, which was terminated on July 31, 2025.

During the year ended December 31, 2022, the Corporation entered a lease for a warehouse facility. The lease was prepaid, resulting in a right-of-use asset and no corresponding lease liability. The lease is classified as a finance lease. The finance lease right-of-use asset is included in property, plant and equipment on the consolidated balance sheets.

The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table summarizes the operating lease liabilities recorded within the Corporation’s consolidated financial statements as of September 30, 2026 and December 31 2025:

	As at September 30,	As at December 31,
	2026	2025
Balance, beginning of period	$-	$126,797
Additions	774,991	-
Interest	16,364	5,742
Lease payments	(45,000)	(35,000)
Modification of lease	-	(97,539)
Balance, end of period	$746,355	$-
Current portion	$163,844	$-
Non-current portion	582,511	-
Total lease liabilities	$746,355	$-

The following table summarizes the operating right-of-use assets recorded within the Corporation’s consolidated financial statements as of September 30, 2026 and December 31, 2025:

	As at September 30,	As at December 31,
	2026	2025
Balance, beginning of period	$-	$117,205
Additions	774,991	-
Depreciation	(31,418)	(29,303)
Modification of lease	-	(87,902)
Balance, end of period	$743,573	$-

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

7.	Leases (continued)

The components of lease cost for the period ended September 30, 2026 and 2025 are as follows:

Nine Months Ended September 30,	2026	2025
Finance lease cost
Amortization of right-of-use asset	$62,598	$38,974
Interest on lease liability	-	-
Operating lease cost	47,782	33,705
Variable lease cost	-	-
Short-term lease cost	-	-
Total lease cost	$110,380	$72,679
Other information:
Operating lease
Weighted average remaining lease term (in years)	4.75	-
Weighted average discount rate	9.00%	9.00%
Operating cash flows - operating leases	45,000	35,000

The future lease payments as at September 30, 2026 are as follows:

Operating Leases
2026	$45,000
2027	182,700
2028	188,181
2029	193,826
2030	199,641
Thereafter	101,296
Total future minimum lease payments	910,644
Less: imputed interest	(164,289)
Total lease liability balance	$746,355

8.	Investment

	As at September 30, 2026	As at December 31, 2025
Balance, beginning of period	$1,543,331	$900,844
Additional investment (i)(ii)(iii)(iv)	1,350,000	-
Change in fair value of investment	-	642,487
Balance, end of period	$2,893,331	$1,543,331

(i)	In December 2021, the Corporation entered into an agreement for a Secured Convertible Promissory Note (the “Note”) with principal of $800,000. The Note accrued interest at a rate of 6% per annum, with 3% payable in cash every calendar quarter and 3% payable in notes. The Note was converted into Series C Preferred Stock (the “Shares”) of the issuer effective October 1, 2023, with 8,000 warrants issued to the Corporation. The Shares are secured by the assets of the issuer. As at September 30, 2026, the fair value of the Shares and warrants was estimated to be $1,543,331.

(ii)	On February 11, 2026, the Corporation invested $1,000,000 in Alpha Square Fund, LP, a Delaware limited partnership managed by Alpha Square Management, LLC, through the purchase of limited partnership interests in the fund.

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

8.	Investment (Continued)

(iii)	In May 2026, the Corporation invested $100,000 in Three Lions Pictura, LP, a Delaware limited partnership, through the purchase of limited partnership interests in the fund.

(iv)	On April 23, 2026, the Corporation entered into a Simple Agreement for Future Equity (“SAFE”) with Subquadratic Inc., a Delaware corporation, pursuant to which the Corporation invested $250,000 in exchange for the right to receive shares of Subquadratic’s capital stock upon the occurrence of certain future events, including a qualified equity financing.

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

As of September 30, 2026, the SAFE had not converted into equity securities.

9.	Investment in associate

The Corporation incorporated USDC, as a subsidiary on September 20, 2024. Subsequent to December 31, 2024, the Corporation dissolved this subsidiary and incorporated an entity of the same name. During the year ended December 31, 2025, $1,000,000 was distributed to the original shareholders upon dissolution.

During the three months ended March 31, 2026, the Corporation reduced its ownership interest in USDC by 49% following a $1,905,000 capital contribution from third-party investors. As a result, the Corporation retained a 51% economic ownership interest in USDC.

During the nine months ended September 30, 2026, USDC issued common shares to third-party investors for gross proceeds of $3,150,000, reducing the Corporation’s economic ownership interest in USDC from 51% to approximately 48%. As a result, USDC was deconsolidated. The Corporation has accounted for this investment under the equity method. The Corporation determined that the loss of control due to dilution does not constitute a strategic shift and therefore the deconsolidation is not deemed to be a discontinued operation.

On deconsolidation, the Corporation measured its retained interest at fair value of $4,241,535 and recognized a gain of $641,535. The entire gain relates to the remeasurement of the retained interest to fair value. It is presented as “Gain on deconsolidation of subsidiary” within other income (expenses) in the condensed interim consolidated statements of operations. Fair value was determined from the Corporation’s proportionate share of USDC’s net assets, which consisted primarily of cash. There was no significant activity at USDC during the three months ended September 30, 2026.

10.	Warrant liabilities

The Corporation has warrants classified as financial liabilities as they are not considered to be indexed to the common shares of the Corporation, due to the exercise price of the warrants denominated in a currency other than the Corporation’s functional currency. In addition, during the nine months ended September 30, 2026, the Corporation issued a warrant in respect of 269,231 SV Shares that do not meet the criteria for equity classification because they include provisions that could require the Corporation to redeem the warrants for cash upon expiration if specified market conditions are not met, resulting in a potential obligation to transfer cash that is outside the Corporation’s control. Therefore, the Corporation records these warrants as financial liabilities measured at fair value upon initial recognition. At each subsequent reporting date, the warrants are re-measured at fair value and the change in fair value is recognized through profit or loss. Upon warrant exercise, the fair value previously recognized in warrant liabilities is transferred from warrant liabilities to additional paid-in capital.

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

10.	Warrant liabilities (Continued)

The following table summarizes the changes in the warrant liabilities for the Corporation’s warrants for the periods ended September 30, 2026 and December 31, 2025:

	Number of warrants	Amount
Balance, December 31, 2024	3,636,363	$3,040,494
Warrants issued	1,492,190	3,215,255
Warrants exercised	(3,653,410)	(7,324,588)
Revaluation of warrant liabilities	-	3,110,015
Foreign currency translation	-	256,754
Balance, December 31, 2025	1,475,143	2,297,930
Warrants issued	269,231	599,039
Warrants exercised	(663,899)	(2,750,086)
Revaluation of warrant liabilities	-	2,719,187
Foreign currency translation	-	(83,373)
Balance, September 30, 2026	1,080,475	$2,782,697

The fair value of the Corporation’s warrants issued during the three months ended March 31, 2026 were determined using the Monte Carlo simulation model with the following assumptions: expected life of 5 years; risk-free rate of 3.65%; expected volatility of 120.57%; and dividend yield of 0%. On April 22, 2026, the warrants were exercised and remeasured with the following assumptions: expected life of 4.83 years; risk-free rate of 3.77%; expected volatility of 112.73%; and dividend yield of 0%. The Corporation determined the fair value of the warrant liability based on Geometric Brownian Motion, which reflected our estimates regarding the probability and timing of events that could result in payments to the warrant holder or the exercise of the warrants.

The fair value of the Corporation’s warrants determined using the Black Scholes pricing model was determined with the following weighted average assumptions:

	As at September 30,	As at December 31,
	2026	2025
Spot price (in CAD$)	$5.82	$3.50
Risk-free interest rate	3.39%	2.64%
Expected annual volatility	119%	121%
Expected life (years)	1.60	2.48
Dividend	nil	nil

The following table reflects the Corporation’s warrants classified as liabilities outstanding and exercisable as at September 30, 2026.

Expiry date	SV Shares underlying Warrants outstanding and exercisable	Exercise price
August 15, 2027	431,818	US$	2.00
February 7, 2028	456,349	US$	3.66
July 21, 2030	192,308	US$	3.59
	1,080,475

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

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

(ii) On May 30, 2025, the Corporation entered into an at-the-market sales agreement with A.G.P./Alliance Global Partners (the “Agent”), which may issue and sell from time to time such number of subordinate voting shares of the Corporation having an aggregate offering price of up to US$100 million. By a prospectus supplement that the Corporation filed in November 2025, the at-the-market offering program was upsized to allow the Corporation to sell through Agent subordinate voting shares having an aggregate offering price of up to $200 million. There is a cash commission of up to 3% on the aggregate gross proceeds raised. During the nine months ended September 30, 2025, the Corporation issued 1,116,421 subordinate voting shares at an average share price of $2.47 for a total aggregate of $2,762,715 pursuant to the at-the-market equity program.

(iii) On July 23, 2025, the Corporation completed a registered direct offering of 4,005,804 subordinate voting shares at an offering price of US$3.12 per share resulting in gross proceeds of $12,498,108 and 801,889 pre-funded warrants at a price of US$3.119 for gross proceeds of $2,501,092. Each pre-funded warrant entitles the holder to acquire one subordinate voting share of the Corporation at a nominal exercise price of $ 0.001 per share.

The Corporation paid a 7% cash commission and issuance costs of $1,463,596 and issued 240,385 broker warrants, with each warrant exercisable for one share at a price of US$3.588 per share commencing on January 17, 2026 and expiring on July 21, 2030.

The 240,385 broker warrants were assigned a value of CAD$4.126 per warrant on the date of grant with the following assumptions and inputs: share price of CAD$4.75; exercise price of US$3.588; expected dividend yield of 0%; expected volatility of 132% which is based on the Corporation’s historical data; risk-free interest rate of 3.10%; and an expected average life of five years.

(iv) On May 8, 2026, the Corporation filed with the SEC a prospectus supplement to the base prospectus and the accompanying preliminary prospectus supplement included in the Corporation’s registration statement on Form S-3 (File No. 333-294953), filed with the SEC on April 9, 2026, covering the offer and sale from time to time of up to an aggregate of $175,000,000 of subordinate voting shares of the Corporation, which includes the $75,000,000 of subordinate voting shares covered by the prior prospectus supplement.

During the nine months ended September 30, 2026, pursuant to this at-the-market equity program, the Corporation issued 30,800,000 subordinate voting shares for a total aggregate of $174,701,669. There is a cash commission of up to 3% on the aggregate gross proceeds raised.

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

12.	Warrants Classified as Equity

	Number of Warrants	Weighted Average Exercise Price (CAD$)
Balance, December 31, 2024	5,696,427	6.67
Issued	801,889	0.001
Expired	(5,696,427)	6.67
Balance, September 30, 2025	801,889	0.001
Balance, December 31, 2025 and September 30, 2026	-	-

As of September 30, 2026, no equity-classified warrants are outstanding.

13.	Stock options and restricted share units

The following table presents share based compensation expense by instrument type:

Nine Months Ended September 30,	2026	2025
Stock options	$5,354,341	$1,935,430
Restricted share units	3,964,852	1,234,066
	$9,319,193	$3,169,496

(a)	Stock options

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

The following table reflects the continuity of stock options for the periods presented below:

	Number of Stock Options	Weighted Average Exercise Price (CAD$)
Balance, December 31, 2024	482,954	4.60
Granted	1,582,500	2.09
Exercised	(136,613)	1.86
Expired / cancelled	(176,720)	2.80
Balance, September 30, 2025	1,752,121	2.72
Balance, December 31, 2025	2,943,793	3.74
Granted	1,050,000	8.12
Exercised	(196,666)	3.30
Expired / cancelled	(187,127)	6.31
Balance, September 30, 2026	3,610,000	4.90

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

13.	Stock options and restricted share units (Continued)

The fair value of options granted for the nine months ended September 30, 2026 and 2025 was $5,351,570 and $2,194,210, respectively.

The fair value of the Corporation’s options has been determined using the Black Scholes pricing model and the following weighted average assumptions:

Granted in 2026
Spot price (in CAD$)	$7.93
Risk-free interest rate	3.25%
Expected annual volatility	137%

Expected life (years)	5.00
Dividend	nil
Fair value of option	$7.00

The aggregate intrinsic value of stock options outstanding and exercisable as at September 30, 2026 is $4,460,810. As of September 30, 2026, there was no total unrecognized compensation cost related to non-vested options granted.

The following table reflects the stock options issued and outstanding as of September 30, 2026:

Expiry Date	Exercise Price (CAD$)		Weighted Average Remaining Contractual Life (years)	Number of Options Outstanding	Number of Options Vested (exercisable)	Number of Options Unvested
March 5, 2030	US$	1.25	3.43	150,000	150,000	-
June 6, 2030		2.09	3.68	1,035,000	1,035,000	-
August 18, 2030		3.23	3.88	25,000	25,000	-
August 27, 2030	US$	2.25	3.91	50,000	50,000	-
November 19, 2030		4.90	4.14	1,400,000	1,400,000	-
January 30, 2031	US$	6.00	4.34	100,000	100,000	-
March 23, 2031	US$	2.39	4.48	50,000	50,000	-
April 20, 2031	US$	3.69	4.56	25,000	25,000	-
May 15, 2031	US$	7.22	4.62	650,000	650,000	-
August 19, 2031	US$	3.58	4.89	125,000	125,000	-
		4.90	4.10	3,610,000	3,610,000	-

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

13.	Stock options and restricted share units (Continued)

(b)	Restricted share units

The Corporation has an RSU plan whereby there is a fixed cap of shares that can be granted under the plan.

The following table reflects the continuity of RSUs for the periods presented below:

Number of RSUs
Balance, December 31, 2024	2,828,336
Granted (i)	45,000
Converted	(852,836)
Cancelled	(6,500)
Balance, September 30, 2025	2,014,000

Balance, December 31, 2025	2,283,943
Granted (ii)	2,820,000
Converted	(391,965)
Cancelled	(50,000)
Balance, September 30, 2026	4,661,978

(i)	During the nine months ended September 30, 2025, the Corporation granted 45,000 RSUs to consultants. These RSUs vest one-third on each of the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs was $67,297, which was measured based on the quoted price of the Corporation’s shares on the date of grant.

(ii)	During the nine months ended September 30, 2026, the Corporation granted 2,820,000 RSUs to officers, directors, employees and consultants. These RSUs vest one-third on each of the first, second and third anniversaries of the date of grant. The grant date fair value of the RSUs was $16,013,327, which was measured based on the quoted price of the Corporation’s shares on the date of grant.

The aggregate intrinsic value of RSUs outstanding as at September 30, 2026 is $19,114,110. As of September 30, 2026, there was $16,581,171 of total unrecognized compensation cost related to non-vested RSUs granted to be recognized over the next 2.42 years. The fair value of RSUs is generally measured as the grant date price of the Corporation’s share.

For the three and nine months ended September 30, 2026, the Corporation recorded share based compensation of $1,892,136 and $3,964,852, respectively, related to vesting of RSUs (as compared to $413,803 and $1,234,066 for the three and nine months ended September 30, 2025, respectively).

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to common shareholders - basic and diluted	$1,045,600	$64,539	$(17,967,254)	$(11,273,285)
Denominator
Weighted average shares used in computing net loss per share attributable to common shareholders - basic	100,755,058	43,612,656	85,404,781	38,432,690
Dilutive effect of stock options and warrants	803,324	760,265	-	-
Weighted average number of shares outstanding - diluted	101,558,382	44,372,921	85,404,781	38,432,690
Net loss per share attributable to common shareholders - basic	$0.01	$0.00	$(0.21)	$(0.29)
Net loss per share attributable to common shareholders - diluted	$0.01	$0.00	$(0.21)	$(0.29)

In periods with a reported net loss, the effect of stock options, warrants, unvested restricted stock units, are excluded and diluted loss per share is equal to basic loss per share. The following is a summary of the common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share:

Nine Months Ended September 30,	2026	2025
Liability-classified warrants outstanding	1,080,475	2,014,917
Equity-classified warrants outstanding	-	801,889
Stock options outstanding	3,610,000	1,752,121
Unvested restricted share units	4,661,978	2,014,000
	9,352,453	6,582,927

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

15.	General and administrative expenses

General and administrative expenses are comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Office and administrative expenses	$3,092,774	$954,615	$7,388,105	$3,421,832
Professional fees	1,115,683	516,133	3,289,531	1,751,870
Regulatory fees	21,690	16,268	275,602	199,147
Share based compensation	2,214,411	450,526	9,319,193	3,169,496
	$6,444,558	$1,937,542	$20,272,431	$8,542,345

16.	Related party transactions

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

Key management personnel are those persons having authority and responsibility for planning, directing and controlling the activities of the Corporation, directly or indirectly. Key management personnel include the Corporation’s executive officers and members of the Board. Effective as of July 1, 2026, the Corporation entered into a lease agreement with DOGE Capital, LLC, a company controlled by the CEO and in which Michel Amar and Alec Amar, each a director and an executive officer of the Corporation, have an ownership interest. As of September 30, 2026, the present value of the related lease liability was $746,355, and payments made under the lease during the three and nine months ended September 30, 2026 totaled $45,000. The Corporation expects to pay aggregate base rent of $90,000 under the lease for the year ending December 31, 2026 and aggregate base rent of approximately $955,646 over the initial five-year term. The lease was approved by the disinterested members of the Board on July 16, 2026, with Michel Amar and Alec Amar abstaining. See “Lessee activities” in Note 7.

Remuneration of key management personnel of the Corporation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Professional fees (1)	$169,991	$33,788	$403,857	$133,021
Salaries (1)	806,831	212,313	2,699,961	1,266,366
Directors fees	15,364	-	342,414	-
Share based compensation (2)	2,551,160	707,638	8,308,279	2,351,732
	$3,543,346	$953,739	$11,754,511	$3,751,119

(1)	Represents the professional fees and salaries paid to officers and directors in cash and BTC. During the nine months ended September 30, 2026, the Corporation paid 3 BTC (as compared to 6 BTC for the nine months ended September 30, 2025) as compensation for the services provided by officers and directors with a fair value of $234,206 (as compared to $587,615 for the nine months ended September 30, 2025).

(2)	Represents the share based compensation for officers and directors.

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

17.	Cash flow supplemental information

Nine Months Ended September 30,	2026	2025
Digital currencies items
Digital currencies mined and staked	$(393,152)	$(3,372,907)
Bitcoin received from colocation services	(9,060,314)	(11,993,374)
Services paid in digital currencies	234,206	784,649
Gain on sale of digital currencies	35,344	(674,345)
Gain on revaluation of digital currencies	(461,590)	(385,945)
	$(9,645,506)	$(15,641,922)
Working capital items
Amounts receivable and prepaid expenses	$(4,512,634)	$(4,070,631)
Accounts payable and accrued liabilities	1,109,344	(3,997,603)
Income tax receivable	(490,000)	-
Deposit payable	(511,000)	-
Unearned revenue	14,300,083	-
	$9,895,793	$(8,068,234)
Other supplemental information
Interest paid	$-	$-
Taxes paid	$-	$-

18. Segmented reporting

The Corporation has five operating segments being cryptocurrency mining, sales of energy, colocation services, Tier III AI GPU rentals, and Tier III AI data center colocation located in the United States.

During the three months ended September 30, 2026, the Corporation changed the structure of its internal reporting to the CODM. The Tier III AI data center segment previously reported is now reported as two operating segments: Tier III AI GPU Rentals and Tier III AI data center colocation.

Segment information for prior periods has been recast to conform to the current period presentation.

The GPU as a Service segment began generating revenue in May 2026. The data center colocation segment is in the development phase. As of September 30, 2026, Phase 1 of the facility had not commenced, and no lease revenue was recognized. Revenue of $3,315,379 for the three and nine months ended September 30, 2026 relates to equipment procured on behalf of the customer. The segment’s assets consist primarily of construction in progress for the Columbiana facility. Its liabilities include the $12,000,000 Phase 1 non-recurring charge, which is recorded as unearned lease revenue.

The CODM, being the Corporation’s President and Chief Executive Officer, uses segment revenue, segment net income (loss), and segment EBITDA to assess the performance of each segment, and reviews segment total assets when allocating capital. The CODM uses these measures primarily to compare actual results against budget and forecast, and to decide on the allocation of operating and capital resources. Segment net income (loss) is the measure most consistent with the amounts in the consolidated financial statements. The total of the reportable segments’ revenue, net income (loss) and total assets equals the Corporation’s consolidated revenue, net income (loss) and total assets, respectively. Income taxes are nil for all periods presented.

The significant segment expenses regularly provided to the CODM are cost of revenue and depreciation and amortization. Other segment items comprise general and administrative expenses, foreign exchange gains and losses, gains and losses on the sale and revaluation of digital currencies, changes in the fair value of warrant liabilities, net financial income, the gain on deconsolidation of subsidiary, and other income. These items are allocated to segments based on the segment in which the item arises. Accordingly, each of the Tier III AI segments has been included as a reportable segment.

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

18.	Segmented reporting (Continued)

Three Months Ended September 30, 2026	Cryptocurrency mining	Sales of energy	Colocation services	Tier III GPU rental	Tier III AI data center colocation	Total
Revenue	$184,003	$3,292,468	$2,993,432	$2,460,858	$3,315,379	$12,246,140
Cost of revenue	(288,046)	(3,795,964)	(2,058,862)	(248,059)	(2,773,916)	(9,164,847)
Depreciation and amortization	(840,655)	(131,703)	-	(4,515,436)	-	(5,487,794)
Net income (loss)	6,715,663	(1,693,405)	(931,723)	(2,307,362)	(737,573)	1,045,600
EBITDA	8,867,223	(2,486,856)	(1,793,334)	1,884,883	(1,039,962)	5,431,954

Nine Months Ended September 30, 2026	Cryptocurrency mining	Sales of energy and electricity	Colocation services	Tier III GPU rental	Tier III AI project	Total
Revenue	$393,152	$10,143,331	$9,446,648	$3,543,450	$3,315,379	$26,841,960
Cost of revenue	(464,073)	12,680,220)	(8,401,261)	(248,059)	(2,773,916)	(24,567,529)
Depreciation and amortization	(3,412,971)	(395,109)	-	(7,198,552)	-	(11,006,632)
Net loss	(2,515,292)	(6,845,181)	(2,599,024)	(5,270,184)	(737,573)	(17,967,254)
EBITDA	861,820	(7,375,226)	(3,460,635)	1,605,177	(1,039,962)	(9,408,826)

Three Months Ended September 30, 2025	Cryptocurrency mining	Sales of energy and electricity	Colocation services	Tier III GPU rental	Tier III AI project	Total
Revenue	$1,212,291	$3,028,343	$3,904,675	$-		$8,145,309
Cost of revenue	(318,116)	(4,840,509)	(2,245,576)	-		(7,404,201)
Depreciation and amortization	(37,709)	(49,536)	(1,507,748)	-		(1,594,993)
Net loss	1,774,890	(1,861,702)	151,351	-		64,539
EBITDA	1,820,156	(1,812,166)	1,659,099	-		1,667,089

Nine Months Ended September 30, 2025	Cryptocurrency mining	Sales of energy and electricity	Colocation services	Tier III GPU rental	Tier III AI project	Total
Revenue	$3,372,907	$8,685,841	$13,474,599	$-		$25,533,347
Cost of revenue	(1,428,702)	13,185,949)	(8,041,701)	-		(22,656,352)
Depreciation and amortization	(1,001,614)	(331,512)	(4,008,349)	-		(5,341,475)
Net loss	(7,866,214)	(4,831,620)	1,424,549	-		(11,273,285)
EBITDA	(6,857,043)	(4,500,108)	5,432,898	-		(5,924,253)

As at September 30, 2026	Cryptocurrency mining	Sales of energy and electricity	Colocation services	Tier III GPU rental	Tier III AI project	Total
Total assets	$67,740,945	$11,279,193	$79,055,537	$46,986,673	$101,263,231	$306,325,579

As at December 31, 2025	Cryptocurrency mining	Sales of energy and electricity	Colocation services	Tier III GPU rental	Tier III AI project	Total
Total assets	$50,707,889	$10,387,735	$61,994,641	$11,023,314	$-	$134,113,579

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

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

The following table summarizes the expected maturity of the Corporation’s significant financial liabilities and other liabilities based on the remaining period from the balance sheet date to the contractual maturity date:

	Payments by period
As at September 30, 2026	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total	Carrying Value
Accounts payable and accrued liabilities	$6,861,228	$-	$-	$-	$6,861,228	$6,861,228
Deposit payable	-	1,692,526	-	-	1,692,526	1,692,526
Operating lease liabilities	181,350	379,185	350,109	-	910,644	746,355
	$7,042,578	$2,071,711	$350,109	$-	$9,464,398	$9,300,109

	Payments by period
As at December 31, 2025	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years	Total	Carrying Value
Accounts payable and accrued liabilities	$6,350,923	$-	$-	$-	$6,350,923	$6,350,923
Deposit payable	-	2,203,526	-	-	2,203,526	2,203,526
	$6,350,923	$2,203,526	$-	$-	$8,554,449	$8,554,449

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

19.	Financial instruments and risk management (Continued)

Foreign currency risk

Currency risk relates to the risk that the fair values or future cash flows of the Corporation’s financial instruments will fluctuate because of changes in foreign exchange rates. Exchange rate fluctuations affect the costs that the Corporation incurs in its operations.

As the Corporation operates in an international environment, some of the Corporation’s financial instruments and transactions are denominated in currencies other than an entity’s functional currency. The fluctuation of the Canadian dollar in relation to the US dollar will consequently impact the profitability of the Corporation and may also affect the value of the Corporation’s assets and liabilities and the amount of shareholders’ equity. As at September 30, 2026 and December 31, 2025, the foreign currency risk was considered minimal.

Digital currency risk

Digital currency prices are affected by various forces including global supply and demand, interest rates, exchange rates, inflation or deflation and the global political and economic conditions. The profitability of the Corporation is directly related to the current and future market price of digital currencies; in addition, the Corporation may not be able to liquidate its holdings of digital currencies at its desired price if required. A decline in the market prices for digital currencies could negatively impact the Corporation’s future operations. The Corporation has not hedged the conversion of any of its sales of digital currencies.

Digital currencies have a limited history and the fair value historically has been very volatile. Historical performance of digital currencies is not indicative of their future price performance. The Corporation’s digital currencies currently consist of Bitcoin and Ethereum.

At September 30, 2026, had the market price of the Corporation’s holdings of Bitcoin increased or decreased by 10% with all other variables held constant, the corresponding asset value increase or decrease respectively would amount to

$2,171,860 (as compared to $1,181,232 as of December 31, 2025 -).

At September 30, 2026, had the market price of the Corporation’s holdings of Ethereum increased or decreased by 10% with all other variables held constant, the corresponding asset value increase or decrease respectively would amount to

$274,109 (as compared to $300,186 as of December 31, 2025).

Financial Instruments

The Corporation measures certain financial and non-financial assets and liabilities at fair value on a recurring or non-recurring basis. The fair values of investments were measured using the cost, market or income approaches.

The fair value of the Corporation’s financial instruments, including cash, current portion of amounts receivable, investment, and accounts payable and accrued liabilities approximates their carrying value due to their short-term nature. Deposit payable is due to arm’s length third parties, with the fair value of this payable measured using relevant market input (Level 3). The fair value of deposit payable was calculated using actualized cash flows using market rates in effect at the balance sheet date. Reasonable changes to key assumptions would not have a significant impact. Investment is measured using a market-based valuation approach, utilizing relevant Level 3 market inputs. Digital currencies are measured at fair value using the quoted price on Gemini Exchange (Level 1). Warrant liabilities are measured at fair value using the Black Scholes pricing model (Level 2) or the Monte Carlo simulation technique (Level 3).

Digi Power X Inc.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2026

(Expressed in United States Dollars) (Unaudited)

19.	Financial instruments and risk management (Continued)

The following tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis and the Corporation’s estimated level within the fair value hierarchy for each of those assets and liabilities as of September 30, 2026 and December 31, 2025, respectively:

	As at September 30, 2026			As at December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash	$95,184,933	$-	$-	$78,478,759	$-	$-
Digital currencies	$24,459,686	$-	$-	$14,814,180	$-	$-
Investments	$-	$-	$2,893,331	$-	$-	$1,543,331
Liabilities
Warrant liability	$-	$2,782,697	$-	$-	$2,297,930	$-
Obligation to issue warrants	$-	$-	$-	$-	$599,603	$-

There were no transfers among Levels 1, 2 or 3 during the periods ended September 30, 2026 and December 31, 2025.

20.	Commitment

(i) During the year ended December 31, 2025, the Corporation entered into a contract with a supplier for the purchase of various high-performance computers in connection with the Tier III AI data center colocation. Under the terms of the agreement, payments are due upon shipment of the equipment.

The Corporation has made payments of $14,382,040 under this agreement. As of September 30, 2026, no liability has been recorded related to this commitment, as the goods had not yet been received and the payment was not yet due. The Corporation has a commitment to pay the remaining amount of $345,000.

(ii) On May 4, 2026, the Corporation entered into a ten-year data center colocation and master services agreement with Cerebras Systems Inc. Under the terms of the agreement, the Corporation is obligated, to construct, commission, and operate a purpose-built Tier III facility in Columbiana, Alabama delivering up to 40 MW of IT load, comprising Phase 1 (15 MW) and a conditional Phase 2 (25 MW). In exchange, the Corporation will receive a fixed, take-or-pay colocation fee of $195.00 per kW per month (approximately $2,925,000 and $4,875,000 per month for Phase 1 and Phase 2, respectively), escalating 3.0% annually over the term. As at September 30, 2026, the facility remained under construction and not ready for use.

21.	Subsequent events

(i) The Corporation entered into a bare metal GPU rental agreement with Smartshare, Inc. for a term of 12 months, effective on October 12, 2026, relating to the Tier III AI data center colocation. For more information regarding this agreement, please see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – “Description of Business” – “Updates and Expansion.”

(ii) In October 2026, the Corporation issued a total of 50,000 stock options and 100,000 RSUs to employees of the Corporation in accordance with the Corporation’s stock option plan and restricted share unit plan, respectively. The stock options were granted to two employees in two grants of 25,000 options each, exercisable for subordinate voting shares of the Corporation at exercise prices of $3.97 and $2.79, respectively, for a period of five years from the date of grant. The stock options vest fully on the date of grant and are subject to the terms and conditions of the Corporation’s stock option plan and applicable securities laws. Each RSU entitles the holder to acquire one subordinate voting share of the Corporation on vesting. One-third (1/3) of the RSUs will vest in October 2027, and the remaining two-thirds (2/3) will vest quarterly over the two years following October 2027.

(iii) On October 13, 2026, the Corporation announced that it had received a commitment letter from a major lending institution for $200 million in debt financing, syndicated by Goldman Sachs, to support the development of its 40 MW AI data center in Columbiana, Alabama. The financing is expected to be structured at a project special purpose vehicle level, with an unsecured Corporation guarantee through project completion and other limited matters. Proceeds are intended to support completion of the Columbiana, Alabama project and related project costs. The closing remains subject to definitive documentation and satisfaction of various conditions, including the lender’s completion of its diligence efforts. There can be no assurance that the financing will be completed on the anticipated terms or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our unaudited condensed interim consolidated financial statements and the related notes included elsewhere in this Quarterly Report and with our audited consolidated financial statements and the related notes included in the 2025 Annual Report. This MD&A is intended to provide investors with an understanding of our results of operations, financial condition, liquidity and capital resources, and critical accounting estimates through the eyes of management. It includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of U.S. and Canadian securities laws (collectively referred to herein as “forward-looking statements”). Actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, including those discussed under the headers “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Quarterly Report. The numbers below are presented in thousands except for percentages, share and per share amounts.

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

The Corporation’s strategy is to use its owned and contracted power infrastructure to support data center and GPU-compute operations. Management believes that access to existing power infrastructure may reduce certain development timelines and infrastructure costs.

The Company converts owned power assets into high-density, AI-ready data center capacity — targeting Tier III classification, direct liquid cooling, and 200kW+ per-rack GPU density at its Alabama facility.

NeoCloudz is the compute layer on top of the Digi Power infrastructure stack — providing bare-metal GPU access, 400G InfiniBand fabric, and enterprise-grade telemetry for AI training, inference, and HPC workloads.

The Corporation also receives revenue from its Bitcoin mining operations, which is described in greater detail in “Mining Operations” below.

Updates and Expansion

The Corporation commenced assembly of its first ARMS 200 Tier III AI data center pod during Q4 2025, with full activation in Q2 2026. This milestone represents Digi Power X’s first modular AI infrastructure deployment utilizing the ARMS (AI-Ready Modular Solution) platform, for which a company in which we hold an approximately 48% equity interest, USDC, has filed a provisional patent application.

The Corporation has received approval for a load study providing an additional 60 MW of available power capacity at one of its New York locations, further strengthening Digi Power X’s energy infrastructure to support future AI expansion across its U.S. sites.

In partnership with Super Micro Computers, Inc. (“SMCI”), the Corporation deployed its first fully operational NVIDIA B200 GPU cluster in Q2 2026, marking a milestone in its AI infrastructure roadmap.

The Corporation continues to develop its retail compute platform, NeoCloudz, which launched in January 2026. Built on an SMCI enterprise-grade backbone, NeoCloudz is designed to provide developers, startups, and enterprises with on-demand access to GPU compute through a modern, consumer-grade interface. The Corporation intends for the platform to leverage Digi Power X’s Tier III infrastructure, high-efficiency liquid cooling and low-latency networking architecture to deliver scalable, high-performance AI and HPC capabilities to its customers.

As part of its ongoing transition from cryptocurrency mining to AI-driven infrastructure, Digi Power X has established a phased deployment plan across its existing power assets. This strategic roadmap is intended to scale Tier III AI data center capacity while seeking to optimize energy efficiency and returns.

The Corporation currently has the following power available through its dedicated infrastructure:

●	Alabama site: 60 MW

●	New York sites: 141.7 MW

●	Total available power today: 201.7 MW

●	North Carolina (anticipated availability by 2028): 200 MW

In March 2026, the Corporation introduced the formation of US Data Centers Inc. (“USDC”). USDC intends to commercialize the ARMS modular data center system, a turnkey modular AI data center system designed to convert a powered site into an operational AI data center more quickly than conventional construction. USDC intends to manufacture and sell the ARMS system, while allowing for its customers to own and operate their own sites. As of September 30, 2026, Digi Power X currently holds an approximately 48% equity stake in USDC. USDC is not a subsidiary of the Corporation, and the Corporation accounts for its investment in USDC under the equity method.

On April 18, 2026, the Corporation entered into a bare metal GPU rental agreement with SubQ AI, a next generation AI company. The 24-month contract carries an expected total contract value of approximately $19.6 million and became effective May 15, 2026. Under the terms of the agreement, Digi Power X will deliver exclusive, dedicated access to a fleet of the latest generation of NVIDIA Blackwell GPUs. These systems will be operated on a bare metal basis through NeoCloudz, Digi Power X’s GPU-as-a-Service platform, at the Corporation’s AI data center. The deployment follows NVIDIA reference architecture, and the facility is engineered to Rated 3 standards, with redundant utility feeds, N+1 UPS, and a CDU and chiller based two loop cooling architecture. The Corporation began recognizing revenues from this agreement during Q2 2026.

On May 4, 2026, the Corporation entered into a Data Center Colocation and Master Services Agreement (the “Cerebras Agreement”) with Cerebras Systems Inc. (“Cerebras”) for the colocation of a purpose-built, 40-megawatt AI data center campus located in Columbiana, Alabama (the “Facility”). The initial 10-year term is valued at approximately $1.1 billion, with total potential contract value of up to $2.5 billion assuming one seven-year extension, in each case subject to the Corporation meeting its obligations under the Cerebras Agreement. Digi Power X will develop and deliver the Facility in two phases: Phase 1 comprising 15 MW of IT load, followed by Phase 2 delivering an incremental 25 MW for a combined total of 40 MW. The additional 25 MW in Phase 2 is conditioned on the Corporation securing adequate financing. The Facility is being designed to Tier III infrastructure standards optimized for the high-density thermal requirements of next-generation AI accelerator hardware. For more information, see the Corporation’s Current Report on Form 8-K, filed with the SEC on May 8, 2026.

On October 12, 2026, the Corporation entered into a bare metal GPU rental agreement with Smartshare, Inc., a next generation AI company. The 12-month contract carries an expected total contract value of approximately $2.7 million. Under the terms of the agreement, Digi Power X will deliver exclusive, dedicated access to a fleet of the latest generation of NVIDIA Blackwell GPUs. These systems will be operated on a bare metal basis through NeoCloudz, Digi Power X’s GPU-as-a-Service platform, at the Corporation’s AI data center. The deployment follows NVIDIA reference architecture, and the facility is engineered to Rated 3 standards, with redundant utility feeds, N+1 UPS, and a CDU and chiller based two loop cooling architecture.

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

The Corporation uses a mining pool that pays Bitcoin rewards utilizing a “Full-Pay-Per-Share” payout of Bitcoin based on a contractual formula, which calculates payout primarily based on the hash rate provided by us to the mining pool as a percentage of total network hash rate, along with other inputs. We are entitled to consideration even if a block is not successfully placed by the mining pool operator. The Corporation transitioned completely to this type of mining pool in 2022 and utilized it for the period ended September 30, 2026.

Mining Operations

Bitcoin

As of September 30, 2026, the Corporation held a total of approximately 259 Bitcoins with an inventory value of $21,718,596 based on the Bitcoin price as of that date per the Gemini Exchange. For the nine-month period ended September 30, 2026, Digi Power mined a total of approximately 5 Bitcoins compared to a total of approximately 33 Bitcoins for the nine-month period ended September 30, 2025, representing a decrease of 85%.

For the three-month period ended September 30, 2026, Digi Power mined a total of 2 Bitcoins compared to 10 for the three-month period ended September 30, 2025, representing a decrease of 80%.

The number of Bitcoins mined decreased compared to the same period in 2025 due to the continued expansion of the Corporation’s hosting and colocation operations agreements that were entered into in order to diversify its operations, along with the Corporation’s transition from Bitcoin mining to a focus on AI infrastructure that began in 2025.

Ethereum

As of September 30, 2026, the Corporation held a total of 1,021 Ethereum with an inventory value of $2,741,090 based on the Ethereum price as of that date per the Gemini exchange, as compared to a value of $0 as of September 30, 2025, as the Corporation diversified its cryptocurrency holdings with the acquisition of Ethereum during the 2nd half of 2025.

Custodial services for digital currencies

The Corporation has a digital custody account with Gemini Trust Company, LLC (“Gemini”). Gemini is a digital currency exchange and custodian that allows customers to buy, sell, and store its digital assets. Gemini holds 100% of the Corporation’s cryptocurrency assets in hot storage. Gemini is not a related party of the Corporation. The Corporation is not aware of anything with regard to Gemini’s operations that would adversely affect the Corporation’s ability to obtain an unqualified audit opinion on its audited financial statements.

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

On occasion, to mitigate third-party risk, the Corporation will hold a portion of its digital currencies in cold storage solutions that are not connected to the internet. The Corporation’s digital assets that are held in cold storage are stored in safety deposit boxes at a bank branch. The wallets in which the Corporation stores its cryptocurrency assets are not multi-signature wallets; however, the Corporation secures the 24-word seed phrase, which facilitates recovery of the wallets should the wallets become lost, stolen or damaged, by partitioning the seed phrase in multiple parts, and securing each part in a separate location. Each part of the seed phrase is stored in either a safe or safety deposit box, The Corporation replicates this security protocol by taking the same 24-word seed phrase, partitioning this into several parts and storing each part in a secure location in a separate safe or safety deposit box than was used for the first copy of the seed-phrase. This duplication ensures that the digital currencies held via cold storage solutions will be recoverable by the Corporation, should the Corporation’s cold-wallets become lost, stolen or damaged. During the period-ended September 30, 2026, and as of the date of this MD&A, all of the Corporation’s cryptocurrency assets are currently held in its Gemini wallets.

Selected Financial Information

	Period ended September 30, 2026 ($)	Year ended December 31, 2025 ($)
Revenue	26,841,960	34,188,226
Net (loss)	(17,967,254)	(28,356,223)
Net income (loss) per share – basic and diluted	(0.21)	(0.64)

	Period ended September 30, 2026 ($)	Year ended December 31, 2025 ($)
Total assets	306,325,579	134,113,579
Total long-term liabilities	3,130,236	2,203,526

Selected Quarterly Information

A summary of selected information for each of the eight most recent quarters prepared in accordance with U.S. GAAP is as follows:

		Net Income or (Loss)
Three Months Ended	Revenues ($)	Total ($)	Per Share - Basic ($)	Per Share - Diluted ($)
2026-September 30	12,246,140	1,045,600	0.01	0.01
2026-June 30	6,628,607	(14,360,509)	(0.17)	(0.17)
2026-March 31	7,967,213	(4,652,345)	(0.08)	(0.08)
2025-December 31	8,654,879	(16,584,733)	(0.31)	(0.31)
2025-September 30	8,145,309	64,539	0.00	0.00
2025-June 30	8,111,451	(9,704,563)	(0.29)	(0.29)
2025-March 31	9,276,587	(1,633,261)	(0.05)	(0.05)
2024-December 31	5,637,540	(6,057,655)	(0.28)	(0.28)

The Corporation is generally not subject to seasonality. Factors that may impact revenues and profitability include Bitcoin price, network difficulty, the price of power, overall market conditions, foreign currency fluctuations and the Corporation’s hashrate.

Results of Operations

For the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

For the three months ended September 30, 2026, the Corporation’s net income was $1,045,600 compared to net income of $64,539 for the three months ended September 30, 2025. Highlights of the quarter include:

Revenue

Revenue from Bitcoin mining was $184,003 for the three months ended September 30, 2026, compared to $1,212,291 for the period ended September 30, 2025.

For the three-month period ended September 30, 2026, the Corporation self-mined a total of approximately 2 Bitcoins at an average Bitcoin price of US$71,179 (from Gemini) compared to the three-month period ended September 30, 2025, in which the Corporation mined approximately 10 Bitcoins at an average price of Bitcoin of US$105,320.

The primary reason for the minimal amount in the Corporation’s mining revenues as compared to last year was the continued diversification of the Corporation’s revenue streams by entering into the AI GPU rental space and colocation agreements mentioned above in this MD&A. By entering into these contracts, the Corporation was able to utilize its existing infrastructure and power supply and receive consistent payment for consumption.

Exemplifying this transition, during the quarter ended September 30, 2026, the Corporation recognized revenue per its GPU rental agreement with SubQAI for a total of $2,460,858 (as compared to $0 as of September 30, 2025).

From legacy colocation agreements, the Corporation recognized revenue from colocation services of $2,993,432 for the quarter ended September 30, 2026 (as compared to $3,904,675 as of September 30, 2025). The decrease in overall colocation revenue in Q3 2026 versus Q3 2025 is attributed to the Corporation’s transition to building out AI-driven infrastructure during the quarter in one of its previous hosting locations, recognizing revenue of approximately $3,315,379 (as compared to $0 as of September 30, 2025).

The Corporation also recognized revenue from the sale of energy of $3,292,468 for the quarter, compared to $3,028,343 in Q3 2025. Sale of energy revenue is recognized each month through the operations of the plant through its available capacity that can be sold, and actual generation of power sold. The slight year-over-year increase in this revenue was primarily due to the plant selling a greater portion of its power to the grid during the current quarter, rather than using that power to support the Corporation’s mining operations.

Cost of Revenue

The Corporation’s cost of revenues including depreciation and amortization was $14,652,641 for the three-month period ended September 30, 2026, compared to $8,999,194 for the three-month period ended September 30, 2025.

Cost of revenue increased by $1,760,646 year over year as the Corporation’s plant related expenses associated with carbon compliance increased due to price of credits along with expenses associated with the pass through of purchases related to the Cerebras Agreement.

Depreciation and amortization expense increased by $3,892,801 year over year as the Corporation placed into service approximately $55,000,000 of assets related to its Tier III GPU equipment.

Operating Expenses

The Corporation’s operating expenses were a gain of $125,048 for the three-month period ended September 30, 2026, compared to a loss of $182,523 in the same period of 2025.

The primary drivers in the current period versus the quarter ended September 30, 2025, were due to:

●	Increase in general and administrative spend of $2,743,131 associated with expenses incurred related to officer payroll, taxes, marketing, legal and consulting fees.

●	Gain on revaluation of digital currencies in the current period of $7,068,609 (compared to a gain of $99,973 in the same period in 2025) due to appreciation of cryptocurrency prices.

●	Share based compensation expense of $2,214,411 (compared to $450,526 in the same period in 2025) related to vested stock options and RSU awards.

●	Foreign exchange loss of $461,241 (compared to a gain of $1,522,995 in the same period in 2025) related to currency exchange fluctuations on the intercompany balances.

Other income (expenses)

Other income/expense items of note in the three-month period include the revaluation of the warrant liabilities which resulted in a gain of $1,531,585 (as compared to a gain of $1,079,923 for the same period in 2025) and net financial interest income of $1,101,440 (as compared to $21,024 for the same period in 2025).

For the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

For the nine months ended September 30, 2026, the Corporation’s net loss was $17,967,254 compared to a net loss of $11,273,285 for the nine months ended September 30, 2025. Highlights of the period ended include:

Revenue

Revenue from Bitcoin mining was $393,152 for the nine months ended September 30, 2026, compared to $3,372,907 for the period ended September 30, 2025.

For the nine-month period ended September 30, 2026, the Corporation self-mined a total of approximately 5 Bitcoins at an average Bitcoin price of US$73,091 (from Gemini) compared to the nine-month period ended September 30, 2025, in which the Corporation mined approximately 33 Bitcoins at an average price of Bitcoin of US$102,266.

The primary reason for the minimal amount in the Corporation’s mining revenues as compared to last year was the continued diversification of the Corporation’s revenue streams by entering into the AI GPU rental space and colocation agreements mentioned above in this MD&A. By entering into these contracts, the Corporation was able to utilize its existing infrastructure and power supply and receive consistent payment for consumption.

Exemplifying this transition, during the nine months ended September 30, 2026, the Corporation recognized revenue per its GPU rental agreement with SubQAI for a total of $3,543,450 (as compared to $0 for the nine months ended September 30, 2025).

From legacy colocation agreements, the Corporation recognized revenue from colocation services of $9,446,648 for the nine-month period ended September 30, 2026 (as compared to $13,474,599 for the nine-month period ended September 30, 2025). In addition, the Corporation recognized Tier III AI data center colocation revenue of approximately $3,315,379 for the nine months ended September 30, 2026 (as compared to $0 for the nine months ended September 30, 2025), which relates to equipment procured on behalf of Cerebras under the Cerebras Agreement.

The Corporation also recognized revenue from the sale of energy of $10,143,331 for the nine-month period ended September 30, 2026, compared to $8,685,841 in the first nine months of 2025. Sale of energy revenue is recognized each month through the operations of the plant through its available capacity that can be sold and actual generation of power sold. The year-over-year increase in this revenue was primarily due to the plant selling a greater portion of its power to the grid during the current period, rather than using that power to support the Corporation’s mining operations.

Cost of Revenue

The Corporation’s cost of revenues including depreciation and amortization was $35,574,161 for the nine-month period ended September 30, 2026, compared to $27,997,827 for the nine-month period ended September 30, 2025.

Cost of revenue increased by $1,911,177 year over year as the Corporation’s plant related expenses associated with carbon compliance increased due to the price of credits along with expenses associated with the pass through of purchases related to the Cerebras Agreement.

Depreciation and amortization expense increased by $5,665,157 year over year as the Corporation placed into service approximately $55,000,000 of assets related to its Tier III GPU equipment.

Operating Expenses

The Corporation’s operating expenses were $9,658,098 for the nine-month period ended September 30, 2026, compared to $9,700,967 in the same period of 2025.

The primary drivers in the current period versus the period ended September 30, 2025, were due to:

●	Increase in general and administrative spend of $5,580,389 associated with expenses incurred related to performance bonuses paid to Corporation officers, and an increase in marketing, legal, taxes and consulting fees.

●	Share based compensation expense of $9,319,193 (compared to $3,169,496 in the same period of 2025) related to vested stock options and RSU awards.

●	Gain on revaluation of digital currencies in the current period of $461,590 (2025: gain of $385,945).

●	Foreign exchange gain of $10,188,087 (compared to a loss of $2,047,587 in the same period of 2025) related to currency exchange fluctuations on the intercompany balances.

Other income (expenses)

Other income/expense items of note in the current year include the revaluation of the warrant liabilities which resulted in a loss of $2,719,187 (compared to a gain of $883,855 in the same period of 2025) and net financial interest income of $2,448,204 (compared to $7,557 in the same period of 2025).

Liquidity and Capital Resources

As of September 30, 2026, the Corporation had a positive working capital balance of $103,014,872 including digital currencies of $24,459,686. The Corporation commenced earning revenue from digital currency mining in mid-February 2020 and revenue from artificial intelligence during Q2 2026; however, it has limited operating history, and there can be no assurance that the Corporation’s historical performance will be indicative of its future performance.

The Corporation’s ability to continue as a going concern is dependent on the Corporation’s ability to efficiently execute on its Tier III initiatives, continue its existing colocation arrangements and develop new customers, manage operational expenses, obtain and maintain significant financial funding for its colocation agreements, and raise additional funds through debt or equity financing.

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

In order to achieve its future business objectives, Digi Power may need to liquidate or borrow against Bitcoin that has been accumulated as of the date hereof as well as Bitcoin generated from ongoing operations, which may or may not be possible on commercially attractive terms or at all. The Corporation presently anticipates that additional financing will be required to fund its initiative of developing high-performance computing and artificial intelligence focused data centers. Specifically, the build-out of the Corporation’s data center facility in Columbiana, Alabama requires specific funding in connection with the Cerebras Agreement. On October 13, 2026, the Corporation announced that it had received a commitment letter from a major lending institution for $200 million in debt financing, syndicated by Goldman Sachs, to support the development of its 40 MW AI data center in Columbiana, Alabama. The financing is expected to be structured at a project special purpose vehicle level, with an unsecured Corporation guarantee through project completion and other limited matters. Proceeds are intended to support completion of the Columbiana, Alabama project and related project costs. The closing remains subject to definitive documentation and satisfaction of various conditions, including the lender’s completion of its diligence efforts. There can be no assurance that the financing will be completed on the anticipated terms or at all. The Corporation also anticipates that additional financing could be required as part of its ongoing transition from cryptocurrency mining to AI-driven infrastructure.

Digi Power may manage its capital structure through a variety of methods, including, without limitation, by issuing equity, seeking financing through loan products, adjusting capital spending, entering into beneficial hosting or colocation agreements, or disposing of assets.

At-the-Market Offering

On May 30, 2025, the Corporation entered into an at-the-market sales agreement with A.G.P./Alliance Global Partners as agent (the “Agent”), pursuant to which the Corporation established an at-the-market equity program (the “ATM Program”). From the commencement of the ATM Program through September 30, 2026, the Corporation issued 54,878,450 subordinate voting shares in exchange for gross proceeds of $266,250,703 at an average share price of $4.85 and received net proceeds of $259,729,374 after paying commissions of $6,421,329 to the Agent and incurring $100,000 of other transaction fees.

On May 8, 2026, the Corporation filed with the SEC a prospectus supplement to the base prospectus and the accompanying preliminary prospectus supplement included in the Corporation’s registration statement on Form S-3 (File No. 333-294953), filed with the SEC on April 9, 2026, covering the offer and sale from time to time of up to an aggregate of $175,000,000 of subordinate voting shares of the Corporation, which includes the $75,000,000 of subordinate voting shares covered by the prior prospectus supplement.

On July 17, 2026, the Corporation filed a registration statement on Form S-3 (File No. 333-297539), as amended on September 11, 2026, registering the resale by certain selling securityholders of up to 380,590 subordinate voting shares issuable upon the exercise of warrants issued in the Corporation’s February 2025 private placement, which warrants have an exercise price of $3.66 per share and expire on February 7, 2028. The registration statement was declared effective by the SEC on September 15, 2026. The Corporation will not receive any proceeds from the resale of such shares but will receive aggregate gross proceeds of approximately $1.4 million if all such warrants are exercised for cash.

Cash flows

Operating Activities

Cash used by operating activities for the nine months ended September 30, 2026, was $5,618,717 as compared to cash used of $25,136,035 for the nine months ended September 30, 2025. The difference is primarily attributed to the change in digital currency items ($-9,645,506 versus -$15,641,922, respectively), change in foreign exchange (-$10,269,591) versus $2,022,988), change in share-based compensation expense ($9,319,193 versus $3,169,496, respectively), change in deprecation ($10,912,616 versus $5,302,504, respectively) and the increase in amounts owed for working capital items in the current quarter ($9,895,793 versus $-8,068,234, respectively).

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026, was $150,395,792 as compared to cash provided in investing activities of $1,809,377 for the nine months ended September 30, 2025. In the current period, cash of $145,497,792 was used for the purchase of equipment and deposits, $3,600,000 related to the deconsolidation of a subsidiary and $1,350,000 was used for an investment opportunity. In the prior year, cash of $3,005,123 was used for the purchase of equipment and digital currencies traded for cash of $10,972,014.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026, was $172,720,683, as compared to $27,836,840 for the nine months ended September 30, 2025. In the current year, the Corporation received proceeds of shares issued for cash of $170,804,292 and received proceeds from exercise of warrants and options of $1,961,391. The drivers of the balance in the prior year were proceeds of shares issued for cash of $20,073,556, proceeds from the exercise of warrants and options of $6,389,037, proceeds from pre-funded warrants of $2,487,377 and the return of proceeds from an NCI of $1,000,000, partly offset by repayment of loans of $78,130 and lease payments of $35,000.

Notes Receivable and Related Party Transactions

Investment

(i) In December 2021, the Corporation entered into an agreement for a Secured Convertible Promissory Note (“Note”) with principal of $800,000. The Note accrued interest at a rate of 6% per annum, with 3% payable in cash every calendar quarter and 3% payable in notes. The Note was converted into Series C Preferred Stock (“Shares”) of the issuer effective October 1, 2023, with 8,000 warrants issued to the Corporation. The Shares are secured by the assets of the issuer. As at September 30, 2026, the fair value of the Shares and warrants was estimated to be $1,543,331.

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

As of September 30, 2026, the SAFE had not converted into equity securities.

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

Effective as of July 1, 2026, the Corporation entered into a lease agreement with DOGE Capital, LLC, a company controlled by the CEO and in which Michel Amar and Alec Amar, each a director and an executive officer of the Corporation, have an ownership interest. As at September 30, 2026, the present value of the related lease liability was $746,355, and payments made under the lease during the three and nine months ended September 30, 2026 totaled $45,000. The Corporation expects to pay aggregate base rent of $90,000 under the lease for the year ending December 31, 2026. The lease was approved by the disinterested members of the Board on July 16, 2026, with Michel Amar and Alec Amar abstaining. For more information, see “Part II, Item 5 – Other Information – Related Party Lease Agreement.”.

Remuneration of key management personnel of the Corporation was as follows:

	Nine-month period ended September 30, 2026	Nine-month period ended September 30, 2025
Professional fees (1)	403,857	133,021
Salaries (1)	2,699,961	1,266,366
Directors’ fees	342,414	-
Share based compensation (2)	8,308,279	2,351,732
Total	$11,754,511	$3,751,119

(1)	Represents the professional fees and salaries paid to officers and directors in cash and BTC. During the nine months ended September 30, 2026, the Corporation paid 3 BTC (as compared to 6 BTC for the nine months ended September 30, 2025) as compensation for the services provided by officers and directors with a fair value of $234,206 (as compared to $587,615 for the nine months ended September 30, 2025).

(2)	Represents the share-based compensation for officers and directors.

Share Capital

As of the date of this MD&A, the Corporation has 101,396,689 subordinate voting shares outstanding.

As of the date of this MD&A, the Corporation has 3,660,000 Stock options, 4,761,978 restricted share units and 1,080,475 warrants issued and outstanding, including 240,385 broker warrants.

Subsequent Events

The Corporation entered into a bare metal GPU rental agreement with Smartshare, Inc. for a term of 12 months, effective on October 12, 2026, relating to the Tier III AI project. For more information regarding this agreement, please see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – “Description of Business” – “Updates and Expansion.”

In October 2026, the Corporation issued a total of 50,000 stock options and 100,000 RSUs to employees of the Corporation in accordance with the Corporation’s stock option plan and restricted share unit plan, respectively. The stock options were granted to two employees in two grants of 25,000 options each, exercisable for subordinate voting shares of the Corporation at exercise prices of $3.97 and $2.79, respectively, for a period of five years from the date of grant. The stock options vest fully on the date of grant and are subject to the terms and conditions of the Corporation’s stock option plan and applicable securities laws. Each RSU entitles the holder to acquire one subordinate voting share of the Corporation on vesting. One-third (1/3) of the RSUs will vest in October 2027, and the remaining two-thirds (2/3) will vest quarterly over the two years following October 2027.

On October 13, 2026, the Corporation announced that it had received a commitment letter from a major lending institution for $200 million in debt financing, syndicated by Goldman Sachs, to support the development of its 40 MW AI data center in Columbiana, Alabama. The financing is expected to be structured at a project special purpose vehicle level, with an unsecured Corporation guarantee through project completion and other limited matters. Proceeds are intended to support completion of the Columbiana, Alabama project and related project costs. Closing is subject to definitive documentation and the satisfaction of various conditions, including the lender’s completion of its diligence. There can be no assurance that the financing will be completed on the anticipated terms or at all. Phase 1 and Phase 2 of the Columbiana, Alabama campus are currently targeted for completion in December 2026 and March 2027, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2026, the Corporation did not have any off-balance sheet arrangements.

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

Accounting standards issued but not yet effective

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the unaudited condensed interim Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Corporation for its annual periods beginning December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Corporation is currently evaluating the impact of adopting the standard.

There were no other significant updates to the recently issued accounting standards which may be applicable to the Corporation. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Corporation does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

Critical accounting judgments, estimates and assumption

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

Significant judgments

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

(iii) Impairment of property, plant and equipment

Management applies judgment in assessing whether indicators of impairment exist for property, plant and equipment, including assets under construction. The Corporation reviews its property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment exists when the carrying value of the company’s asset exceeds the related estimated undiscounted future cash flows expected to be derived from the asset. If impairment exists, the carrying value of that asset is adjusted to its fair value. This assessment requires consideration of internal and external factors such as changes in the expected use of assets, operating performance, market conditions, and strategic plans. As at September 30, 2026, management concluded that no impairment indicators existed for the Corporation’s property, plant and equipment.

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

(ii) Warrant liability

The Corporation uses Black Scholes method to determine the fair value of the warrant liability. The Black Scholes method requires significant judgement in determining the fair value such as volatility and risk-free rate. A change in these inputs could lead to a significant change in the fair value of the warrant liability. The fair value of the Corporation’s warrants issued during the three months ended March 31, 2026 were determined using the Monte Carlo simulation model.

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

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, including the cautionary statement under the caption “Cautionary Note Regarding Forward-Looking Statements,” Management’s Discussion and Analysis of Financial Condition and Results of Operations, the condensed consolidated financial statements and related notes, and the following additional risk factors, you should carefully consider the risks discussed in “Part I, Item 1A - Risk Factors” in the 2025 Annual Report, as updated and supplemented in “Part II, Item 1A – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “Q1 Quarterly Report”) and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Q2 Quarterly Report”). There have been no material changes with respect to the risk factors disclosed in our 2025 Annual Report, our Q1 Quarterly Report, and our Q2 Quarterly Report. However, we note that the risks described in this report, our 2025 Annual Report, our Q1 Quarterly Report, and our Q2 Quarterly Report are not the only risks facing the Corporation, and such additional risks and uncertainties that we currently deem to be immaterial or are unknown to us could negatively impact our business, operations and/or financial results.

We expect to require additional financing, including project-level debt financing, to complete the buildout of our AI data center campus, and such financing may not be available on acceptable terms or at all.

The full deployment of Phase 2 of our purpose-built AI data center campus, which would bring the campus to a total of 40 MW of IT load, is conditioned on our securing adequate financing. On October 13, 2026, we received a commitment letter from a major lending institution for US$200 million in debt financing to support the development of such data center campus, the closing of which remains subject to definitive documentation and the satisfaction of various conditions, including the lender’s completion of its diligence efforts. There can be no assurance that we will complete this financing or any such financing on the terms we currently contemplate, or at all. If we are unable to obtain sufficient financing on acceptable terms, we may be required to delay, curtail or abandon all or a portion of our development plans, including our ability to satisfy our obligations under our AI colocation agreement, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Related Party Lease Agreement

Effective as of July 1, 2026, the Corporation, as tenant, entered into a Short Form Lease Agreement (the “DOGE Lease”) with DOGE Capital, LLC, a California limited liability company (“DOGE Capital”), as landlord, for approximately 100,000 rentable square feet of warehouse space within a building located at 11670-A Hwy 43, Grove Hill, Alabama 36451. The DOGE Lease has an initial term of five years, commencing on July 1, 2026 and expiring on June 30, 2031, and the Corporation has the option to renew the DOGE Lease for one additional five-year term at fair market value rent. Under the DOGE Lease, the Corporation is required to pay annual base rent of $180,000, payable in equal monthly installments of $15,000, which will increase by 3% on each anniversary of the commencement date. The DOGE Lease is a triple net lease, pursuant to which the Corporation is also responsible for its pro rata share (approximately 45.45%) of real estate taxes, building insurance premiums and common area maintenance expenses, as well as utilities. The DOGE Lease also requires the Corporation to deposit a security deposit of $25,000. The premises may be used for warehouse, storage, distribution and related industrial and commercial uses. Payments made under the DOGE Lease during the three and nine months ended September 30, 2026 totaled $45,000, and the Corporation expects to pay aggregate base rent of $90,000 under the DOGE Lease for the year ending December 31, 2026 and aggregate base rent of approximately $955,646 over the initial five-year term, excluding the Corporation’s share of taxes, insurance, common area maintenance expenses and utilities.

DOGE Capital is controlled by Michel Amar, the Corporation’s CEO and a director, and each of Michel Amar and Alec Amar, the Corporation’s President and a director and Michel Amar’s son, has an ownership interest in DOGE Capital. The DOGE Lease was approved by the disinterested members of the Board by written resolution dated July 16, 2026, with Michel Amar and Alec Amar having declared their interest and abstained in accordance with Section 149 of the Business Corporations Act (British Columbia). The foregoing description of the DOGE Lease does not purport to be complete and is qualified in its entirety by reference to the full text of the DOGE Lease, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Item 6. Exhibits

3.1	Articles of Incorporation of Chortle Capital Corp. (incorporated by reference to Exhibit 1.1 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.2	Certificate of Change of Name to Hashchain Technology Inc. (incorporated by reference to Exhibit 1.2 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.3	Notice of Articles (incorporated by reference to Exhibit 1.3 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.4	Certificate of Change of Name to Digihost Technology Inc. (incorporated by reference to Exhibit 1.4 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.5	Notice of Articles (incorporated by reference to Exhibit 1.5 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.6	Notice of Articles (incorporated by reference to Exhibit 1.6 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on July 14, 2023)
3.7	Certificate of Change of Name to Digi Power X Inc. (incorporated by reference to Exhibit 1.7 to the Corporation’s Annual Report on Form 20-F, filed with the SEC on March 31, 2025)
10.1*	Short Form Lease Agreement, by and between the Corporation and DOGE Capital, LLC, effective as of July 1, 2026
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and (v) the Notes to Condensed Consolidated Financial Statements.
104*	The cover page from Digi Power X Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.

**	Furnished herewith.

+	Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(b)(10)(iv). The Corporation agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

#	Schedules and exhibits have been omitted pursuant to Regulation S-K Item 601(b)(2). The Corporation agrees to furnish supplementally the omitted schedules and exhibits to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized.

Date: November 13, 2026	By:	/s/ Michel Amar
		Name:	Michel Amar
		Title:	Chief Executive Officer

Date: November 13, 2026	By:	/s/ Paul Ciullo
		Name:	Paul Ciullo
		Title:	Chief Financial Officer